Form 10-Q
period 1995-09-30
NORTHSTAR INCOME FUND I LP
filed 1995-11-14
CIK 838814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1995
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission file number                          0-18558
                       ---------------------------------------------------------

                          Northstar Income Fund-I, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   84-1105225
------------------------------------        ------------------------------------
       (State of organization)              (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 3000
         Lakewood, Colorado                              80235
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (303) 980-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ---    ---.



                        Exhibit Index Appears on Page 11
                               Page 1 of 12 Pages

                          NORTHSTAR INCOME FUND-I, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                               September 30, 1995


                                Table of Contents
                                -----------------


PART I.    FINANCIAL INFORMATION                                            PAGE

     Item 1.  Financial Statements (Unaudited)

           Balance Sheets-September 30, 1995 and December 31, 1994           3

           Statements of Income-Three and Nine months ended
           September 30, 1995 and 1994                                       4

           Statements of Cash Flows-Nine months ended
           September 30, 1995 and 1994                                       5

           Notes to Financial Statements                                     6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     7-10


PART II.   OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                               11

              Signature                                                      12

                          NORTHSTAR INCOME FUND-I, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                    September 30,   December 31,
                                                        1995           1994
                                                    -------------   ------------

                                     ASSETS

Cash and cash equivalents                           $ 2,726,943    $  2,923,146
Accounts receivable, net                                119,276         255,573
Net investment in direct finance leases                 865,839       1,659,152
Equipment on operating leases, net                    4,564,913       6,339,656
                                                    -----------    ------------

                  Total assets                      $ 8,276,971    $ 11,177,527
                                                    ===========    ============



                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities          $   126,032    $    313,083
  Payable to affiliates                                  15,782          12,339
  Rents and sale proceeds received in advance           105,937          73,499
  Distributions payable to partners                   1,821,901       1,901,420
                                                    -----------    ------------

                  Total liabilities                   2,069,652       2,300,341
                                                    -----------    ------------

Partners' Capital (Deficit):
  General partners                                     (578,739)       (578,739)
  Limited partners:
    Class A                                           4,632,688       7,323,704
    Class B                                           2,153,370       2,132,221
                                                    -----------    ------------

Total partners' capital                               6,207,319       8,877,186
                                                    -----------    ------------

Total liabilities and partners' capital             $ 8,276,971    $ 11,177,527
                                                    ===========    ============






   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Three Months Ended               Nine months ended
                                                 -----------------------------    -------------------------
                                                         September 30,                   September 30,
                                                    1995              1994            1995         1994
                                                 -----------       -----------    -----------   -----------

Revenue:
   Operating lease rentals                       $   881,447       $   999,234    $ 2,399,117   $ 3,263,536
   Direct financing lease income                      37,095            47,270        107,495       154,401
   Equipment sales margin                             77,416            57,282        165,077       625,905
   Interest income                                    36,039            25,363        106,094       109,453
   Other income                                      355,889                 -        355,889       146,000
                                                 -----------       -----------    -----------   -----------
         Total revenue                             1,387,886         1,129,149      3,133,672     4,299,295
                                                 -----------       -----------    -----------   -----------



Expenses:
   Depreciation and amortization                     545,539           717,465      1,670,314     2,486,351
   Provision for losses                                    -                 -              -       110,666
   Management fees paid to general partners           43,253            27,014        105,343       111,000
   Direct services from general partners              13,899            13,836         49,198        57,598
   General and administrative                         29,747           114,192        111,404       247,840
                                                 -----------       -----------    -----------   -----------
         Total expenses                              632,438           872,507      1,936,259     3,013,455
                                                 -----------       -----------    -----------   -----------

Net income                                       $   755,448       $   256,642    $ 1,197,413   $ 1,285,840
                                                 ===========       ===========    ===========   ===========

Net income allocated:
   To the general partners                       $    63,767       $    78,252    $   135,355   $   248,365
   To the Class A limited partners                   644,375           166,191        989,421       966,520
   To the Class B limited partner                     47,306            12,199         72,637        70,955
                                                 -----------       -----------    -----------   -----------
                                                 $   755,448       $   256,642    $ 1,197,413   $ 1,285,840
                                                 ===========       ===========    ===========   ===========

Net income per
     weighted average Class A
     limited partner unit outstanding            $      6.15       $      1.59    $      9.44   $      9.22
                                                 ===========       ===========    ===========   ===========

   Weighted average Class A
     limited partner units outstanding               104,802           104,802        104,802       104,802
                                                 ===========       ===========    ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Nine months ended
                                                                     ---------------------------------
                                                                     September 30,       September 30,
                                                                         1995                1994
                                                                     -------------       -------------

Net cash provided by operating activities                            $  3,750,595        $   6,043,053
                                                                     ------------        -------------

Cash flows from investing activities:
   Purchases from affiliate of equipment on operating leases                    -             (234,693)
                                                                     ------------        -------------
   Net cash used in investing activities                                        -             (234,693)
                                                                     ------------        -------------

Cash flows from financing activities:

   Distributions to partners                                           (3,946,798)          (6,900,542)
                                                                     ------------        -------------

   Net cash used in financing activities                               (3,946,798)          (6,900,542)
                                                                     ------------        -------------

Net decrease in cash and cash equivalents                                (196,203)          (1,092,182)

Cash and cash equivalents at beginning of period                        2,923,146            4,429,998
                                                                     ------------        -------------

Cash and cash equivalents at end of period                           $  2,726,943        $   3,337,816
                                                                     ============        =============




















   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Basis of Presentation
      ---------------------

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partners, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1994 has been derived from the audited financial statements included in the Partnership's 1994 Form 10-K. For further information, refer to the financial statements of Northstar Income Fund-I, L.P. (the "Partnership"), and the related notes, included within the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, (the "1994 Form 10-K") previously filed with the Securities and Exchange Commission.

2.    Equipment Purchases
      -------------------

      The Partnership is in its liquidation period, as defined in the Partnership Agreement and as set forth in the Prospectus, and made no equipment purchases during the nine months ended September 30, 1995. It is not anticipated that the Partnership will acquire any material amount of equipment in future periods.

3.    Bankrupt Lessee
      ---------------

      During November 1995, a lessee filed for bankruptcy protection under Chapter 11 of the Bankruptcy code. The aggregate net book value of equipment under two leases with this lessee was $362,332 at September 30, 1995. Potential outcomes are (i) the lessee affirms its leases and the Partnership collects all rents due under the leases or (ii) the lessee rejects one or both of the leases and returns the underlying equipment to the Partnership. If the leases are rejected and the equipment is returned to the Partnership, it is possible that remarketing proceeds will be less than the net book value of the equipment. However, if the lessee affirms the leases, the Partnership would not be subject to a loss. The lessee has paid its rental payment obligations through September 30, 1995 and is expected to affirm the leases. However, the lessee has not made their intentions known in writing at this time and, accordingly, the amount of loss, if any, cannot be determined as of September 30, 1995. Regardless of the lessee's decision to accept or reject the leases, the general partner believes that the ultimate outcome will not have a material adverse impact on the Partnership's financial position.

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                     Condensed                                 Condensed
                               Statements of Income                      Statements of Income
                               for the Three Months   The effect on       for the Nine Months       The effect on
                               ended September 30,    net income of       ended September 30,       net income of
                               --------------------  changes between     ---------------------     changes between
                                 1995        1994        periods           1995         1994           periods
                               --------    --------  ---------------     --------     --------     ---------------

Leasing margin             $  373,003    $  329,039     $  43,964     $   836,298  $   931,586       $  (95,288)
Equipment sales margin         77,416        57,282        20,134         165,077      625,905         (460,828)
Interest income                36,039        25,363        10,676         106,094      109,453           (3,359)
Other income                  355,889             -       355,889         355,889      146,000          209,889
Management fees paid
  to general partner          (43,253)      (27,014)      (16,239)       (105,343)    (111,000)           5,657
Direct services from
  general partner and
  general and
  administrative expenses     (43,646)     (128,028)       84,382        (160,602)    (305,438)         144,836
Provision for losses                -             -             -               -     (110,666)         110,666
                           ----------    ----------     ---------     -----------  -----------       ----------
  Net income               $  755,448    $  256,642     $ 498,806     $ 1,197,413  $ 1,285,840       $  (88,427)
                           ==========    ==========     =========     ===========  ===========       ==========

Leasing Margin
--------------

The Partnership is in its liquidation period, as set forth in the Prospectus, and as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, the size of the Partnership's leasing portfolio and the amount of leasing revenue is declining (referred to in this discussion as "portfolio run-off").

Leasing margin consists of the following:


                                    Three months ended            Nine months ended
                                       September 30,                September 30,
                                -------------------------    ---------------------------
                                   1995           1994          1995             1994
                                ----------     ----------    -----------      ----------

Operating lease rentals         $  881,447     $  999,234    $  2,399,117    $  3,263,536
Direct finance lease income         37,095         47,270         107,495         154,401
Depreciation and amortization     (545,539)      (717,465)     (1,670,314)     (2,486,351)
                                ----------     ----------    ------------    ------------

     Leasing margin             $  373,003     $  329,039    $    836,298    $    931,586
                                ==========     ==========    ============    ============

     Leasing margin ratio               41%            31%             33%             27%
                                ==========     ==========    ============    ============

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (continued)

Leasing Margin, continued
-------------------------

Leasing margin increased for the three months ended September 30, 1995 compared to the three months ended September 30, 1994 primarily as a result of increased continuous bill rents from remarketing activities.

Leasing margin decreased for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994 due to portfolio run-off.

Leasing margin ratio increased primarily as a result of remarketing activities, which include the rental proceeds from renewing, extending or re-leasing equipment before and after the end of the initial lease term.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased during this period reflect this low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to partners.

Equipment Sales Margin
----------------------

Equipment sales margin consists of the following:


                                                    Three months ended                  Nine months ended
                                                       September 30,                      September 30,
                                                ---------------------------       -------------------------
                                                   1995             1994             1995          1994
                                                ----------       ----------       ----------    -----------

Equipment sale revenue                          $  377,803       $  405,352       $  533,558    $  2,648,018
Cost of equipment sales                           (300,387)        (348,070)        (368,481)     (2,022,113)
                                                ----------       ----------       ----------    ------------

     Gain on sale of equipment, net             $   77,416       $   57,282       $  165,077    $    625,905
                                                ==========       ==========       ==========    ============

The Partnership is in its liquidation period. During the liquidation period, as initial leases terminate, the equipment is remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales are difficult to predict.

Other Income
------------

Other income, realized during the third quarter 1995 and the first quarter 1994, consisted of the collection of previously charged-off accounts receivable from Financial News Network.

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (continued)


Provision for Losses
--------------------

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for loss. The Partnership performs ongoing quarterly assessments of its assets to identify any "other-than-temporary" losses in value.

The provisions for losses recorded during the nine months ended September 30, 1994 related to identified "other-than-temporary" losses in value in off-lease equipment, principally telecommunication equipment and semiconductor manufacturing equipment.


Expenses
--------

The decrease in general and administrative expenses for the three and nine months ended September 30, 1995 is primarily attributable to a reduction in partnership level taxes paid to the State of Michigan and lower costs for professional services.


Liquidity and Capital Resources
-------------------------------

The Partnership funded its activities principally with cash from rents, interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing accounts and short-term U.S. government securities pending distributions to the partners.

During the nine months ended September 30, 1995, the Partnership declared distributions to the Partners of $3,867,279 (a substantial portion of which constituted a return of capital) of which $1,821,901 was paid in October 1995. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

The general partners currently anticipate that the Partnership will generate cash flow from operations and equipment sales during 1995 which should provide sufficient cash to enable the Partnership to meet its current operating requirements.

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (continued)


Liquidity and Capital Resources, continued
------------------------------------------

The general partners have also identified what they believe to be an error in the allocation of taxable income provision of the Partnership Agreement. Specifically, the general partners are not allocated income for entire cash distributions received resulting in a deficit capital account as shown in the balance sheet. The status of a potential change in the allocation of taxable income remains unresolved pending further discussions between the CAI General Partner and the Lehman General Partner.

The Partnership anticipates that it will fund the remaining 1995 distributions to the limited partners (a substantial portion of which is expected to constitute returns of capital) almost entirely out of cash from operations and cash from sales during the remainder of 1995. Because of the continuing decrease in the size of the Partnership's lease portfolio, it is anticipated that cash from operations in 1995 will continue to decrease relative to cash from operations in 1994. Therefore, depending on the results of operations for the remainder of 1995, the Partnership is not expected to have sufficient cash available in 1995 to fully fund cash distributions to the Class A limited partners at annualized rates of 14%. Also, the timing and amount of equipment sales for the remainder of 1995 cannot be predicted at this time. The Partnership will continue to make distributions consisting of cash from operations and cash from sales. The general partners currently anticipate that future total distributions to the Class A limited partners are expected to be in the range of an annualized rate of 5% to 8% on their capital contributions.

                          NORTHSTAR INCOME FUND-I, L.P.

                                    PART II.

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   None

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                          NORTHSTAR INCOME FUND-I, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NORTHSTAR INCOME FUND-I, L.P.

                                  By:  CAI Equipment Leasing I Corp.


Dated:  November 14, 1995         By:  /s/John E. Christensen
                                       -----------------------------------------
                                       John E. Christensen
                                       Senior Vice President,
                                       Chief Administrative Officer and Director