Form 10-K
period 1995-12-31
NORTHSTAR INCOME FUND I LP
filed 1996-03-22
CIK 838814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995

[ ]  Transition   report   pursuant  to  Section  13 or 15(d) of the  Securities
     Exchange Act of 1934

                         Commission file number 0-18558


                          NORTHSTAR INCOME FUND-I, L.P.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      84-1105225
(State of organization)                  (I.R.S. Employer Identification Number)

7175 W. JEFFERSON AVENUE, LAKEWOOD, COLORADO                  80235
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (303) 980-1000


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Units of Class A Limited Partner Interest (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ].

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                        Exhibit Index Appears on Page 33

                               Page 1 of 34 Pages

Item 1.   Business
          --------

Northstar Income Fund-I, L.P., a Delaware limited partnership (the "Partnership"), is engaged in the business of owning and leasing equipment. CAI Equipment Leasing I Corp. (the "CAI General Partner"), a Colorado corporation and a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), and Northstar Equipment Leasing Income Inc. (the "Lehman Brothers General Partner"), a Delaware corporation and an affiliate of Lehman Brothers Inc. (formerly Shearson Lehman Brothers Inc.), are the general partners of the Partnership (the "General Partners").

Capital Associates International, Inc. ("CAII"), an affiliate of the CAI General Partner, is the sole Class B limited partner of the Partnership. Transfer of the Class B limited partner interest from Capital Partners Management Company (an affiliate of the CAI General Partner), its original owner, to CAII occurred December 26, 1990. In exchange for the Class B limited partner interest, the Class B limited partner contributed equipment to the Partnership having an aggregate acquisition value equal to at least $4,899,866 (which represents 10% of the net offering proceeds received from the sale of Class A limited partner units and the equipment contributed by the Class B limited partner). CAII is the largest single investor in the Partnership.

Since its formation in 1988, the Partnership has acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally consisted of, but was not limited to, office technology and manufacturing equipment. The Partnership entered its liquidation period, as defined in the Partnership Agreement, during 1994. Accordingly, the Partnership did not purchase any equipment during 1995 and it is not anticipated that the Partnership will acquire any material amount of equipment in future periods.

The Partnership leases equipment to investment grade and noninvestment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (1) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or (2) that has comparable credit ratings as determined by other recognized credit rating services or (3) which, if not rated by a recognized credit rating service, then in the opinion of the General Partners, is of comparable credit quality. Approximately 75% of the Partnership's total equipment under lease was leased to investment grade lessees or equivalent as of December 31, 1995.

Upon expiration of an initial lease, the Partnership typically attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership attempts to lease or sell the equipment to a third party.

Although not subject to seasonal variations, the Partnership's business is directly affected by the national economy and the new and used equipment markets. As discussed in the Prospectus, the Partnership initially emphasized the acquisition of office technology equipment. Increased competition, particularly from large leasing companies, including IBM Credit Corporation ("ICC") has resulted in decreased profit margins in this segment of the equipment leasing industry. The IBM equipment market segment in particular has recently been returning significantly reduced yields on equipment leases due to increased industry competition. IBM has encountered significant competition from Amdahl, Hitachi and EMC in the mainframe related market. IBM has also seen their market share erode due to the movement away from mainframes to client-server networks. The Partnership purchased a higher volume of low technology equipment during 1992, 1993 and 1994 to offset the market conditions described.

          --------

These same factors described above have also created a more competitive market for most used equipment and, as a result, the Partnership is devoting substantial effort to remarketing the equipment in its maturing initial lease portfolio. The IBM and other high technology equipment secondary markets have produced a lower return due to the more rapid technological obsolescence and resulting shorter useful life of equipment. This has resulted in a more rapid turnover of equipment by lessees that has made the realization of initial equipment residual values extremely difficult.

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

The Partnership has no employees. The General Partners jointly manage and control the affairs of the Partnership. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to receive certain fees and expense reimbursements in connection with the performance of these services. See
Item 10 of this Report, "Directors and Executive Officers of the Partnership" and Item 13 of this Report, "Certain Relationships and Related Transactions".

The Partnership competes in the leasing marketplace as a lessor/seller with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership is in its liquidation period, as defined in the Partnership Agreement, therefore the Partnership currently competes mainly on the basis of the expertise of its General Partners in remarketing equipment. Although the Partnership does not account for a significant percentage of the leasing market, the General Partners believe the Partnership's remarketing strategies will enable it to continue to compete effectively in the remarketing markets.

The Partnership leases equipment to a significant number of lessees. In 1995, Charles Schwab accounted for 13.70%, Dow Chemical accounted for 13.42% and A.O. Smith accounted for 10.64% of total Partnership rental revenue in 1995. The Partnership is in its liquidation period. Therefore, as the portfolio runs off, the remaining lessees will make up an increasingly larger percentage of the total portfolio.

The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2038. However, the General Partners anticipate that all equipment will be sold prior to that date and that the Partnership will be liquidated earlier. The General Partner's current intent is to sell the Partnership's equipment and liquidate the Partnership no later than December 31, 1997.

Item 2.   Properties
          ----------

The Partnership does not own or lease any physical properties other than the equipment discussed in Item 1 of this Report, "Business".

Item 3.   Legal Proceedings
          -----------------

Neither the Partnership nor any of the Partnership's equipment is the subject of any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

Item 5.   Market  for  the  Partnership's  Common Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters
          -------

(a) The Partnership's Class A limited partner units and Class B interest are not publicly traded. There is no established public trading market for such units and interest, and none is expected to develop.

(b) As of February 13, 1996, the number of Class A limited partners was 3,111.

(c)       Distributions
          -------------

          During 1995, the Partnership made four (4) quarterly distributions (a substantial portion of which constituted a return of capital) to Class A limited partners, as follows:


                                                                                            Distributions
                                                                   Distributions Per        of Cash from      Distributions of
                                                                 $500 Class A limited        Operations        Cash from Sales
             For the              Payment            Total       partner unit (computed     (computed on        computed on
          Quarter Ended         Made During      Distributions    on weighted average)    weighted average)   weighted average)
          -------------         -----------      -------------   ----------------------   -----------------   -----------------

          December 31, 1994     January 1995      $ 1,770,854           $ 16.90               $ 13.73                $ 3.17
          March 31, 1995        April 1995          1,073,237             10.24                  9.15                  1.09
          June 30, 1995         July 1995             855,522              8.16                  7.97                   .19
          September 30, 1995    October 1995        1,721,677             16.43                 13.30                  3.13
                                                  -----------           -------               -------                ------
                                                  $ 5,451,290           $ 51.73               $ 44.15                $ 7.58
                                                  ===========           =======               =======                ======

          Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partners have represented for the last several years, a substantial portion of all distributions to the partners is expected to be a return of capital.

          The distribution for the quarter ended December 31, 1995, totaling $823,614 (cash from sales of $4,296 and cash from operations of $819,318) was paid to the Class A limited partners during January 1996. Distributions to the General Partners and Class B limited partner during 1995 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions".

Item 5.   Market  for  the  Partnership's  Common Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)       Distributions, continued
          -------------

          The general partners currently anticipate that the Partnership will generate cash flow from operations and equipment sales during 1996 which should provide sufficient cash to enable the Partnership to meet its current operating requirements.

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

          The Partnership anticipates that it will fund 1996 distributions to the limited partners (a substantial portion of which is expected to constitute returns of capital) almost entirely out of cash from operations during 1996. Because of the continuing decrease in the size of the Partnership's lease portfolio, it is anticipated that cash from operations in 1996 will decrease relative to cash from operations in 1995. Therefore, the Partnership is not expected to have sufficient cash available in 1996 to fully fund cash distributions to the Class A limited partners at annualized rates of 14% (see discussion below). The Partnership is in its liquidation period (as defined in the Partnership Agreement). Distributions during the liquidation period will be based upon cash availability and will vary. The General Partner's current intent is to sell the Partnership's equipment and liquidate the Partnership no later than December 31, 1997. As the Partnership's equipment is sold, proceeds from such sales will be distributed also.

          The Class B distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 14%). Therefore, because of the decrease in the distributions to the Class A limited partners effective as of March 1994, CAII, the sole Class B limited partner, ceased receiving distributions of cash from operations as of March 1994. The general partners currently anticipate that CAII will receive total future Class B distributions equal to less than 25% of the Class B limited partner's capital shown on the accompanying Balance Sheet.

          During 1994, the Partnership made four (4) quarterly distributions (a substantial portion of which constituted a return of capital) to Class A limited partners, as follows:


                                                                  Distributions Per       Distributions of      Distributions of
                                                                 $500 Class A limited    cash from operations    cash from sales
             For the              Payment            Total      partner unit (computed      (computed on          (computed on
          Quarter Ended         Made During      Distributions   on weighted average)     weighted average)     weighted average)
          -------------         -----------      -------------  ----------------------  --------------------    -----------------

          December 31, 1993     January 1994      $ 1,834,035          $ 17.50                $ 17.50                     -
          March 31, 1994        April 1994          1,834,035            17.50                  17.50                     -
          June 30, 1994         July 1994           2,532,056            24.17                   7.90               $ 16.27
          September 30, 1994    October 1994        1,239,270            11.83                   8.47                  3.36
                                                  -----------          -------                -------               -------

                                                  $ 7,439,396          $ 71.00                $ 51.37               $ 19.63
                                                  ===========          =======                =======               =======

Item 6.   Selected Financial Data
          -----------------------

The following selected financial data relates to 1995 through 1991. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.

                                                                            Years Ended December 31,
                                               ---------------------------------------------------------------------------------
                                                  1995             1994              1993             1992              1991
                                                  ----             ----              ----             ----              ----

Total revenue                                  $ 3,911,086      $ 5,266,986       $ 8,223,119      $ 9,830,321      $ 12,015,262

Net income                                       1,373,906        1,544,149         1,888,272        1,405,412           877,412

Net income per weighted average
  Class A limited partner unit outstanding           10.74            11.20             14.25            11.05              5.62

Total assets at December 31                      6,695,392       11,177,527        18,218,316       24,549,866        32,052,533

Distributions declared to partners for
  the period ended December 31                   4,721,260        8,118,393         8,160,752        8,160,752        10,445,706

Distributions declared per weighted average
  Class A limited partner unit outstanding           42.98            70.99             70.00            70.00             88.47


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate discussion of results of operations that follows) showing condensed income statement categories and analysis of changes in those condensed categories derived from the Statements of Income.

                                                      Condensed                                    Condensed
                                                 Statements of Income                             Statements of
                                                    for the years           The effect on     Income for the years     The effect on
                                                  ended December 31,        net income of      ended December 31,      net income of
                                            ----------------------------       changes      -------------------------     changes
                                                 1995            1994       between years      1994         1993       between years
                                                 ----            ----       -------------      ----         ----       -------------

     Leasing margin                         $ 1,050,155     $ 1,230,819     $ (180,664)     $ 1,230,819  $ 1,860,667    $ (629,848)
     Equipment sales margin                     166,969         652,803       (485,834)         652,803    1,085,856      (433,053)
     Interest income                            131,832         155,170        (23,338)         155,170      158,136        (2,966)
     Other income                               355,889         146,000        209,889          146,000            -       146,000
     Provision for losses                             -        (110,666)       110,666         (110,666)    (645,758)      535,092
     Management fees paid to general
       partner                                 (132,506)       (155,610)        23,104         (155,610)    (260,064)      104,454
     Direct services from general partner
       and general and administrative
       expenses                                (198,433)       (374,367)       175,934         (374,367)     (310,565)     (63,802)
                                            -----------     -----------     -----------     -----------   -----------   ----------
            Net income                      $ 1,373,906     $ 1,544,149     $ (170,243)     $ 1,544,149   $ 1,888,272   $ (344,123)
                                            ===========     ===========     ==========      ===========   ===========   ==========

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

The Partnership is in its liquidation period. As expected, new equipment purchases have discontinued (other than for upgrades), initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, the size of the Partnership's leasing portfolio and the amount of Partnership leasing revenue and leasing expenses are declining (referred to in this discussion as "portfolio run-off").

LEASING MARGIN

Leasing margin consists of the following:

                                              Years ended December 31,
                                   --------------------------------------------

                                      1995             1994            1993
                                      ----             ----            ----

Operating lease rentals            $ 3,122,669     $ 4,113,706     $ 6,680,046
Direct finance lease income            133,727         199,307         299,081
Depreciation and amortization       (2,206,241)     (3,082,194)     (5,118,460)
                                   -----------     -----------     -----------

  Leasing margin                   $ 1,050,155     $ 1,230,819     $ 1,860,667
                                   ===========     ===========     ===========

  Leasing margin ratio                      32%             29%             27%
                                   ===========     ===========     ===========

The components of leasing margin have declined and are expected to decline further due to portfolio run-off. The leasing margin ratio increased during 1995 primarily as a result of a larger portion of the portfolio consisting of remarketed leases with higher leasing margin ratios.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased during this period reflects this low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to partners.

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:


                                              Years ended December 31,
                                  ----------------------------------------------
                                      1995             1994             1993
                                      ----             ----             ----

Equipment sales revenue           $   538,504      $ 2,686,138      $ 3,075,071
Cost of equipment sales              (371,535)      (2,033,335)      (1,989,215)
                                  -----------      -----------      -----------
Equipment sales margin            $   166,969      $   652,803      $ 1,085,856
                                  ===========      ===========      ===========

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

EQUIPMENT SALES MARGIN, continued

The Partnership is in its liquidation period. During the liquidation period, as initial leases terminate, the equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales cannot be projected accurately.


INTEREST INCOME

The decline in interest income is due to decreases in excess cash available for investment.


OTHER INCOME

Other income consisted of the collection of previously charged-off accounts receivable from Financial News Network.


PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs ongoing quarterly assessments of its assets to identify any other-than-temporary losses in value.

No provision for loss was recorded in 1995 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets. The provisions for losses recorded during 1994 and 1993 related to identified other-than-temporary losses in value of off-lease equipment, principally telecommunication equipment, and estimates of asset impairment related principally to office automation, grocery and semiconductor manufacturing equipment. Certain equipment of these types was returned at lease termination, as opposed to being renewed or purchased, which contributed to the Partnership's inability to fully recover the recorded residual values for the equipment at sale. Lower residual values will reduce the overall yield to the partners.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

EXPENSES

Management fees paid to general partners and direct services from general partners decreased due to portfolio run-off.

General and administrative expenses decreased in 1995 as compared to 1994 (and increased in 1994 compared to 1993) primarily because 1994 included significant expenses attributable to partnership level taxes paid to the State of Michigan and increased costs for professional services.


Liquidity and Capital Resources
-------------------------------

The Partnership funds its activities principally with cash from rents, interest income and sale of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing accounts and short-term U.S. government securities pending distributions to the partners.

The Partnership entered its liquidation period during 1994. Accordingly, the Partnership did not purchase any equipment during 1995.

Cash from operations, as indicated on the Statements of Cash Flows, has decreased due to portfolio run-off because as the size of the Partnership's leasing portfolio declines, lease rentals paid to Partnership and sales of equipment also declines.

During 1995, 1994 and 1993, the Partnership declared distributions to the partners of $4,721,260, $8,118,393 and $8,160,752, respectively (a substantial portion of which constituted a return of capital). Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partners have represented for the last several years, a substantial portion of all distributions to the partners is expected to be a return of capital.

The general partners currently anticipate that the Partnership will generate cash flow from operations during 1996 which should provide sufficient cash to enable the Partnership to meet its current operating requirements.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------


Liquidity and Capital Resources, continued
-------------------------------

The Partnership anticipates that it will fund 1996 distributions to the limited partners (a substantial portion of which is expected to constitute returns of capital) almost entirely out of cash from operations during 1996. Because of the continuing decrease in the size of the Partnership's lease portfolio, it is anticipated that cash from operations in 1996 will decrease relative to cash from operations in 1995. Therefore, the Partnership is not expected to have sufficient cash available in 1996 to fully fund cash distributions to the Class A limited partners at annualized rates of 14% (see discussion below). The Partnership is in its liquidation period (as defined in the Partnership Agreement). Distributions during the liquidation period will be based upon cash availability and will vary. The General Partner's current intent is to sell the Partnership's equipment and liquidate the Partnership no later than December 31, 1997. As the Partnership's equipment is sold, proceeds from such sales will be distributed also.

The Class B distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 14%). Therefore, because of the decrease in the distributions to the Class A limited partners effective as of March 1994, CAII, the sole Class B limited partner, ceased receiving distributions of cash from operations as of March 1994. The general partners currently anticipate that CAII will receive total future Class B distributions equal to less than 25% of the Class B limited partner's capital shown on the accompanying Balance Sheet.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

           Index to Financial Statements and
           Financial Statement Schedules

                                                                          Page
                                                                         Number
                                                                         ------

              Financial Statements
              --------------------

              Independent Auditors' Report                                 12

              Balance Sheets at December 31, 1995 and 1994                 13

              Statements of Income for the years ended
                December 31, 1995, 1994 and 1993                           14

              Statements of Partners' Capital for the years
                ended December 31, 1995, 1994 and 1993                     15

              Statements of Cash Flows for the years
                ended December 31, 1995, 1994 and 1993                     16

              Notes to Financial Statements                              17-25


              Financial Statement Schedules
              -----------------------------

              Independent Auditors' Report                                 26

              Schedule II - Valuation and Qualifying Accounts              27

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
NORTHSTAR INCOME FUND-I, L.P.:

We have audited the accompanying balance sheets of Northstar Income Fund-I L.P. as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northstar Income Fund-I, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                            /s/KPMG Peat Marwick LLP
                                            ------------------------
                                            KPMG Peat Marwick LLP

Denver, Colorado
February 2, 1996

                          NORTHSTAR INCOME FUND-I, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                         December 31,
                                                   ----------------------------
                                                       1995            1994
                                                   ------------    ------------

Cash and cash equivalents                          $  1,729,305    $  2,923,146
Accounts receivable                                     178,021         255,573
Net investment in direct finance leases                 698,970       1,659,152
Leased equipment, net                                 4,089,096       6,339,656
                                                   ------------    ------------

     Total assets                                  $  6,695,392    $ 11,177,527
                                                   ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities         $    234,234    $    313,083
  Payable to affiliates                                  10,470          12,339
  Rents received in advance                              66,876          73,499
  Distributions payable to partners                     853,980       1,901,420
                                                   ------------    ------------

     Total liabilities                                1,165,560       2,300,341
                                                   ------------    ------------

Partners' Capital (Deficit):
  General partners                                     (578,739)       (578,739)
  Limited partners:
      Class A 300,000 units authorized; 104,802
        units issued and outstanding                  3,945,652       7,323,704
      Class B                                         2,162,919       2,132,221
                                                   ------------    ------------

     Total partners' capital                          5,529,832       8,877,186
                                                   ------------    ------------

     Total liabilities and partners' capital       $  6,695,392    $ 11,177,527
                                                   ============    ============






                 See accompanying notes to financial statements.



                              NORTHSTAR INCOME FUND-I, L.P.

                                  STATEMENTS OF INCOME

                                                        Years ended December 31,
                                              -------------------------------------------
                                                 1995            1994             1993
                                                 ----            ----             ----
Revenue:
  Operating lease rentals                     $ 3,122,669    $ 4,113,706      $ 6,680,046
  Direct finance lease income                     133,727        199,307          299,081
  Equipment sales margin                          166,969        652,803        1,085,856
  Interest income                                 131,832        155,170          158,136
  Other income                                    355,889        146,000                -
                                              -----------    -----------      -----------
      Total revenue                             3,911,086      5,266,986        8,223,119
                                              -----------    -----------      -----------

Expenses:
  Depreciation and amortization                 2,206,241      3,082,194        5,118,460
  Provision for losses                                  -        110,666          645,758
  Management fees paid to general partners        132,506        155,610          260,064
  Direct services from general partners            60,768         70,003           84,892
  General and administrative                      137,665        304,364          225,673
                                              -----------    -----------      -----------

      Total expenses                            2,537,180      3,722,837        6,334,847
                                              -----------    -----------      -----------

Net income                                    $ 1,373,906    $ 1,544,149      $ 1,888,272
                                              ===========    ===========      ===========

Net income allocated:
  To the general partners                     $   165,244    $   284,144      $   285,628
  To the Class A limited partners               1,125,998      1,173,830        1,493,035
  To the Class B limited partner                   82,664         86,175          109,609
                                              -----------    -----------      -----------

                                              $ 1,373,906    $ 1,544,149      $ 1,888,272
                                              ===========    ===========      ===========

Net income per weighted average Class A
  limited partner unit outstanding            $     10.74    $     11.20      $     14.25
                                              ===========    ===========      ===========

Weighted average Class A limited partner
  units outstanding                               104,802        104,802          104,802
                                              ===========    ===========      ===========




                 See accompanying notes to financial statements.



                                       NORTHSTAR INCOME FUND-I, L.P.

                                      STATEMENTS OF PARTNERS' CAPITAL
                           for the years ended December 31, 1995, 1994 and 1993

                                                  Class A
                                                  Limited      Class A          Class B
                                     General      Partner      Limited          Limited
                                    Partners       Units       Partners         Partner           Total
                                    --------      -------      --------         -------           -----
Partners' capital,
 January 1, 1993                  $ (578,739)     104,802    $ 19,369,194     $ 2,933,455     $ 21,723,910

Net income                           285,628            -       1,493,035         109,609        1,888,272
Distributions to partners
  ($70.00 per weighted
  average Class A limited
  partner unit outstanding)         (285,628)           -      (7,336,140)       (538,984)      (8,160,752)
                                  ----------     --------    ------------     -----------     ------------

Partners' capital,
  December 31, 1993                 (578,739)     104,802      13,526,089       2,504,080       15,451,430

Net income                           284,144            -       1,173,830          86,175        1,544,149
Distributions to partners
  ($70.99 per weighted
  average Class A limited
  partner unit outstanding)         (284,144)           -      (7,376,215)       (458,034)      (8,118,393)
                                  ----------     --------    ------------     -----------     ------------

Partners' capital,
  December 31, 1994                 (578,739)     104,802       7,323,704       2,132,221        8,877,186

Net income                           165,244            -       1,125,998          82,664        1,373,906
Distributions to partners
  ($42.98 per weighted
  average Class A limited
  partner unit outstanding)         (165,244)           -      (4,504,050)        (51,966)      (4,721,260)
                                  ----------     --------    ------------     -----------     ------------

Partners' capital,
  December 31, 1995               $ (578,739)     104,802    $  3,945,652     $ 2,162,919     $  5,529,832
                                  ==========     ========    ============     ===========     ============




                 See accompanying notes to financial statements.



                                        NORTHSTAR INCOME FUND-I, L.P.

                                          STATEMENTS OF CASH FLOWS

                                                                             Years ended December 31,
                                                              -----------------------------------------------
                                                                 1995               1994              1993
                                                                 ----               ----              ----
Cash flows from operating activities:
  Net income                                                  $ 1,373,906      $  1,544,149      $  1,888,272
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                             2,206,241         3,082,194         5,118,460
      Provision for losses                                              -           110,666           645,758
      Cost of equipment sales                                     371,535         1,998,808         2,426,376
      Recovery of investment in direct finance leases             657,974           727,947         1,491,158
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                 52,544           (88,217)          611,127
        Increase (decrease) in accounts payable and
          accrued liabilities                                     (78,849)           35,732           (47,762)
        Decrease in rents received in advance                      (6,623)         (413,316)         (237,329)
        Decrease in payable to affiliates                          (1,869)          (12,961)         (134,205)
                                                              -----------      ------------      ------------
Net cash provided by operating activities                       4,574,859         6,985,002        11,761,855
                                                              -----------      ------------      ------------

Cash flows from investing activities:

     Purchases from affiliate of equipment on operating
       leases                                                           -          (234,693)       (2,899,011)
     Investment in direct finance leases, acquired
       from affiliate                                                   -                 -           (13,111)
                                                              -----------      ------------      ------------
Net cash used in investing activities                                   -          (234,693)       (2,912,122)
                                                              -----------      ------------      ------------

Cash flows from financing activities:
     Distributions to partners                                 (5,768,700)       (8,257,161)       (8,160,752)
                                                              -----------      ------------      ------------

Net increase (decrease) in cash and cash equivalents           (1,193,841)       (1,506,852)          688,981

Cash and cash equivalents at beginning of year                  2,923,146         4,429,998         3,741,017
                                                              -----------      ------------      ------------

Cash and cash equivalents at end of year                      $ 1,729,305      $  2,923,146      $  4,429,998
                                                              ===========      ============      ============



                 See accompanying notes to financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies
    -----------------------------------------------------------

    Organization

      Northstar Income Fund-I, L.P. (the "Partnership"), was organized on August 26, 1988 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of owning and leasing equipment. The Partnership will continue until December 31, 2038 unless terminated earlier in accordance with the terms of the Partnership Agreement. The General Partners' current intent is to sell the Partnership's equipment and liquidate the Partnership no later than December 31, 1997.

      The General Partners manage the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The general partners of the Partnership are CAI Equipment Leasing I Corp. (the "CAI General Partner"), a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), and Northstar Equipment Leasing Income Inc. (the "Northstar General Partner"), an affiliate of Lehman Brothers Inc. (the "General Partners").

      Capital Associates International, Inc. ("CAII"), an affiliate of the CAI General Partner, is the Class B limited partner. The Class B limited partner has contributed equipment totaling $4,899,866 (which represents 10% of the net offering proceeds generated from sales of Class A limited partner units).

    Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, as discussed below. Actual results could differ from those estimates.

    Partnership Cash Distributions and Allocations of Profit and Loss:

      Cash Distributions
      ------------------

      During the Reinvestment Period, as defined in the Partnership Agreement, cash distributions are to be made as follows:

      The General Partners and the Class A limited partners receive 3.5% and 96.5%, respectively, of cash from operations until the Class A limited partners receive annual, cumulative distributions equal to 14% of their contributed capital. Thereafter, the General Partners and the Class B limited partner receive 3.5% and 96.5%, respectively, of cash from operations until the Class B limited partner receives annual noncumulative distributions equal to 11% of its contributed capital. The remaining cash from operations is to be reinvested or distributed to the partners as specified in the Partnership Agreement.

                          NORTHSTAR INCOME FUND-I, L.P.

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    Partnership Cash Distributions and Allocations of Profit and Loss, continued

      Cash from equipment sales may be distributed to the partners to the extent necessary to pay any taxes arising from such sales. The remaining amount is generally to be reinvested.

      After the reinvestment period, cash is to be distributed to the partners in accordance with the terms of the Partnership Agreement, generally, 3.5% to the General Partners with the remaining 96.5% allocated 90% to the Class A limited partners and 10% to the Class B limited partner.

      Federal Income Tax Basis Profits and Losses
      -------------------------------------------

      Profits are first allocated in proportion to, and to the extent of any, losses incurred during prior periods. Thereafter, the General Partners, as a class, are generally allocated 3.5% and the Limited Partners, as a class, are allocated 96.5%. The Class A limited partners and the Class B limited partner are allocated 90% and 10%, respectively, of the 96.5%, until the Class A limited partners have been allocated an amount equal in the aggregate to a 10% annual cumulative return compounded quarterly on the Class A limited partners' Adjusted Capital Contributions, as defined in the Partnership Agreement. The Class A limited partners and the Class B limited partner receive 10% and 90%, respectively, of the balance of the 96.5% in profits until the Class B limited partner receives an allocation equal to a 10% annual cumulative return compounded quarterly on the Class B limited partners' Adjusted Capital Contribution, as defined in the Partnership Agreement. The remaining balance of the 96.5% in profits is shared 40% and 60%, respectively, between the Class B limited partner and the Class A limited partners.

      Losses are first allocated in proportion to, and to the extent of any, prior profits. Thereafter, losses are generally allocated 91.45% to the Class A limited partners and 8.55% to the Class B limited partner.

      Upon dissolution of the Partnership, the General Partners are required to contribute additional capital to the Partnership in an amount equal to the lesser of (1) the aggregate deficit in their capital accounts at such time, or (2) 1.01% of the limited partners' capital contributions (which amount is equal to $578,739). During 1992, the cash distributions to the General Partners would have caused the aggregate deficit in their capital accounts to exceed $578,739, except for the deficit limitation described above. In 1991, the Partnership made a special allocation of $192,087 of gross income to the General Partners in order to prevent the General Partners' aggregate deficit capital account balance from exceeding $578,739. In 1993 and thereafter, the Partnership will allocate the first available dollars of net income to the General Partners in an amount sufficient (to the extent there are enough available dollars of gross revenues) to prevent the General Partners' aggregate deficit capital account balance from exceeding $578,739 at the close of each such year. All remaining profits and losses will be shared by the partners in the manner described in the immediately preceding paragraphs.

                          NORTHSTAR INCOME FUND-I, L.P.

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    Reclassifications

      Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

    Lease Accounting

      Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct finance and operating methods for substantially all of the Partnership's equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value.

      The Partnership's accounting methods and their financial reporting effects are described below:

    Net Investment in Direct Finance Leases ("DFLs")

      Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield over the term of the lease. The cost of the equipment includes acquisition fees paid to the CAI General Partner and carrying costs on the lease until transferred to the Partnership, reduced by rents received prior to transferring the lease to the Partnership. Residual values are estimated at lease inception equal to the estimated value to be received from the equipment following termination of the lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the General Partners. In estimating such values, the General Partners consider all relevant information regarding the equipment and the lessee.

    Equipment on Operating Leases ("OLs")

      Leasing revenue consists principally of monthly rentals. The cost of equipment includes acquisition fees paid to the CAI General Partner and carrying costs on the equipment until transferred to the Partnership, reduced by rents received prior to transferring the equipment to the Partnership and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the General Partners. In estimating such values, the General Partners consider all relevant information and circumstances regarding the equipment and the lessee.

                          NORTHSTAR INCOME FUND-I, L.P.

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    Allowance for Losses

      An allowance for losses is maintained at levels determined by the General Partners to adequately provide for any other-than-temporary declines in asset values. In determining losses, economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which the General Partners believe are relevant, are considered. Assets are reviewed quarterly to determine the adequacy of the allowance for losses.

    Transactions Subsequent to Initial Lease Termination

      After the initial lease term of equipment on lease expires, the equipment is either sold or re-leased to the existing lessee or another third party. The remaining net book value of equipment sold is removed and gain or loss recorded when equipment is sold. The accounting for re-leased equipment is consistent with the accounting described under "Net Investment in Direct Finance Leases" and "Equipment on Operating Leases" above.

    Income Taxes

      No provision for income taxes has been made in the financial statements since taxable income or loss is recorded in the tax returns of the individual partners.

    Cash Equivalents

      The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents.

      Cash equivalents of $1,539,000 and $2,899,000 at December 31, 1995 and 1994, respectively, are comprised of an investment in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.

    Net Income Per Class A Limited Partner Unit

      Net income per Class A limited partner unit is computed by dividing net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

                          NORTHSTAR INCOME FUND-I, L.P.

2.  Net Investment in Direct Finance Leases
    ---------------------------------------

    The components of the net investment in direct finance leases at December 31, 1995 and 1994 were:

                                                        1995           1994
                                                      ---------    -----------

    Minimum lease payments receivable                 $ 367,471    $ 1,251,352
    Estimated unguaranteed residual value               359,065        566,471
    Unearned lease income                               (27,566)      (158,671)
                                                      ---------    -----------
                                                      $ 698,970    $ 1,659,152
                                                      =========    ===========

    Minimum  lease  payments   receivable  at  December  31,  1995  are  due  in
    installments as follows:

    Year Ending December 31
    -----------------------
              1996                                    $ 351,519
              1997                                       15,952
                                                      ---------
              Total                                   $ 367,471
                                                      =========

3.  Equipment on Operating Leases
    -----------------------------

    The Partnership's investments in equipment on operating leases by major class as of December 31, 1995 and 1994 were:

                                                         1995          1994
                                                   ------------    ------------

     Transportation and industrial equipment       $  9,262,076    $ 10,410,422
     Computers and peripherals                        1,083,771       1,158,311
     Office furniture and fixtures                    1,094,729       1,052,690
     Other                                            1,409,554         820,471
                                                   ------------    ------------
                                                     12,850,130      13,441,894

           Accumulated depreciation                  (8,311,071)     (6,608,023)
           Allowance for losses                        (449,963)       (494,215)
                                                   ------------    ------------
                                                   $  4,089,096    $  6,339,656
                                                   ============    ============

    Depreciation expense for 1995, 1994 and 1993 was $2,206,241,  $3,082,194 and
    $5,118,460, respectively. Depreciation expense for 1995, 1994 and 1993 included additional depreciation charges of $159,205, $161,184 and $619,730 recorded to reflect estimated other-than-temporary declines in the values of equipment.

                          NORTHSTAR INCOME FUND-I, L.P.

3.  Equipment on Operating Leases, continued
    -----------------------------

    Future minimum lease rentals under noncancelable operating leases at December 31, 1995 are due in installments as follows:

    Year Ending December 31
    -----------------------
         1996                                            $ 1,328,891
         1997                                                466,822
         1998                                                 51,610
                                                         -----------

         Total                                           $ 1,847,323
                                                         ===========

    Future minimum lease rentals do not include amounts which will be received under certain equipment leases for rents which may vary according to CAI's future cost of funds. These contingent rentals amounted to approximately $21,800, $23,000 and $32,000 during 1995, 1994 and 1993, respectively.


4.  Transactions With the General Partners and Affiliates
    -----------------------------------------------------

    Acquisition Fees
    ----------------
    As permitted under terms of the Partnership Agreement, an acquisition fee is paid to the CAI General Partner for evaluating, selecting, negotiating and consummating the acquisition of equipment. The fee is equal to 2.25% of the price of equipment purchased with net offering proceeds and 3% of the price of equipment purchased with reinvested operating proceeds. There were no acquisition fees in 1995. Acquisition fees totaled $6,836 in 1994 and $84,819 in 1993, all of which were capitalized by the Partnership as part of the cost of the equipment on operating leases and net investment in direct finance leases.

    Management Fees
    ---------------

    As permitted under terms of the Partnership Agreement, the general partners receive management fees equal to 2.675% of monthly gross rentals received by the Partnership (payable 2% to the CAI General Partner and 0.675% to the Lehman Brothers General Partner), payable monthly in arrears as compensation for services rendered in connection with the management of the Partnership's equipment. Management fees totaled $107,761, $125,327 and $231,283 in 1995, 1994 and 1993, respectively.

                          NORTHSTAR INCOME FUND-I, L.P.

4.  Transactions With the General Partners and Affiliates, continued
    -----------------------------------------------------

    Incentive Management Fee
    ------------------------

    The General Partners receive an incentive management fee equal to 5% of monthly gross rentals from re-leases received by the Partnership (payable 4% to the CAI General Partner and 1% to the Lehman Brothers General Partner), payable monthly in arrears as compensation for negotiating and consummating extensions, renewals and re-leases of equipment and monitoring the subsequent performance of lessees as permitted under the Partnership Agreement. During 1995, 1994 and 1993, these fees totaled $24,745, $30,283 and $28,781, respectively.

    Direct Services
    ---------------

    The General Partners and their affiliates provide accounting, investor relations, billing, collecting, asset management and other administrative services to the Partnership. The Partnership reimburses the General Partners for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $60,768 in 1995, $70,003 in 1994 and $84,892 in 1993.

    Equipment Purchases
    -------------------

    The Partnership made no equipment purchases in 1995. The Partnership purchased equipment from CAII with a total purchase price of $234,693 and $2,912,122 during 1994 and 1993, respectively. The Partnership purchased the equipment at CAII's cost, plus reimbursement of other acquisition costs, as provided for in the Partnership Agreement.

    Payable to Affiliates
    ---------------------

    Payable to affiliates consists primarily of management fees and direct services payable to the General Partners.

    Disposition Fee
    ---------------

    The CAI General Partner earns a subordinated fee with respect to each sale of equipment in an amount not to exceed the lesser of (a) 50% of the fee that would be charged by an unaffiliated party or (b) 3% of the gross contract price relating to each sale of equipment. The disposition fee has not and will not be paid to the CAI General Partner until the Class A limited partners have received cash distributions in an amount equal to their capital contributions plus an 8% annual, cumulative return compounded quarterly on their adjusted capital contributions, calculated from the date that each Class A limited partner is admitted to the Partnership. The Partnership has not accrued any disposition fees since inception since it is anticipated that the limited partners will not receive the minimum distributions described above.

                          NORTHSTAR INCOME FUND-I, L.P.

5.  Tax Information (Unaudited)
    ---------------

    The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31,:


                                                  1995             1994               1993
                                              -----------       -----------        -----------

     Net income per financial statements      $ 1,373,906       $ 1,544,149        $ 1,888,272
     Differences due to:
       Direct finance leases                      960,182           738,287          1,491,159
       Depreciation                               334,595          (347,992)        (1,369,348)
       Provision for losses                             -           (42,120)           831,347
       Loss on sale of equipment                 (200,851)          761,539           (678,635)
       Other                                       91,387           (92,216)          (265,801)
                                              -----------       -----------        -----------
     Partnership income for
         federal income tax purposes          $ 2,559,219       $ 2,561,647        $ 1,896,994
                                              ===========       ===========        ===========


     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the years ended December 31,:


                                                           1995            1994             1993
                                                      -------------   -------------     ------------
                                                        (Unaudited)     (Unaudited)

     Partners' capital per financial statements       $   5,529,832   $   8,877,186     $ 15,451,430
     Differences due to:
       Commissions and offering costs                     6,792,543       6,792,543        6,792,543
       Direct finance leases                              7,890,555       6,930,373        6,221,737
       Depreciation                                     (10,730,552)    (11,065,147)     (10,717,155)
       Provision for losses                               3,652,511       3,652,511        3,541,845
       Reduction for excess of fair value
         over basis on contributed property                (617,411)       (617,411)        (617,411)
       Loss on sale of equipment                           (985,220)       (784,369)      (1,575,559)
       Other                                                 70,644         (20,742)         224,260
                                                      -------------   -------------     ------------
     Partners' capital for federal
       income tax purposes                            $  11,602,902   $  13,764,944     $ 19,321,690
                                                      =============   =============     ============

6.  Concentration of Credit Risk
    ----------------------------

    Approximately 75% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (1) with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or (2) that has comparable credit ratings, as determined by other recognized credit rating services, or (3) which, if not rated by a recognized credit rating service, then in the opinion of the General Partners, is of comparable credit quality.

                          NORTHSTAR INCOME FUND-I, L.P.

6.  Concentration of Credit Risk, continued
    ----------------------------

    The Partnership's cash balance is maintained with a high credit quality financial institution. At times such balances may exceed the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As funds become available, they are invested in a money market mutual fund.

7.  Disclosures about Fair Value of Financial Instruments
    -----------------------------------------------------

    Statement of Financial Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. The carrying amounts at December 31, 1995 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
NORTHSTAR INCOME FUND-I, L.P.:

Under date of February 2, 1996, we reported on the balance sheets of Northstar Income Fund-I, L.P. as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the Partnership's annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/KPMG Peat Marwick LLP
                                            ------------------------
                                            KPMG Peat Marwick LLP

Denver, Colorado
February 2, 1996



                                                  NORTHSTAR INCOME FUND-I, L.P.
                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          Years ended December 31, 1995, 1994 and 1993


COLUMN A                              COLUMN B                     COLUMN C                     COLUMN D        COLUMN E
--------                              --------          -------------------------------         --------        --------
                                                                            Additions
                                     Balance at         Additions          (deductions)                          Balance
                                     beginning          charged to           charged to                          at end
Classification                       of period           expenses       other accounts         Deductions       of period
--------------                       ----------         ----------     ----------------        ----------       ---------
                                                                       (1)          (2)           (3)
            1995
-------------------------------

Allowance for losses:
  Equipment on operating leases      $  494,215         $       -         $  (42,821)          $   (1,431)      $ 449,963
                                     ==========         =========         ==========           ==========       =========


             1994
-------------------------------
Allowance for losses:
  Accounts receivable                $  150,221         $       -         $ (150,221)          $        -       $       -
  Equipment on operating leases         475,397           110,666             18,818             (110,666)        494,215
                                     ----------         ---------         ----------           ----------       ---------

          Totals                     $  625,618         $  110,666        $ (131,403)          $ (110,666)      $ 494,215
                                     ==========         ==========        ==========           ==========       =========

             1993
-------------------------------
Allowance for losses:
  Accounts receivable                $  166,170         $ (59,200)        $ (126,389)          $  169,640       $ 150,221
  Net investment in direct finance
    leases                              243,067                 -           (243,067)                   -               -
  Equipment on operating leases         188,077           153,340            133,980                    -          75,397
                                     ----------         ---------         ----------           ----------       ---------

          Totals                     $  597,314         $  94,140         $ (235,476)          $  169,640       $ 625,618
                                     ==========         =========         ==========           ==========       =========









(1)      Primarily represents reclassifications between allowance categories.
(2)      Represents offsetting entries to the individual accounts comprising the net  investment  in  direct  finance  leases  for  adjustments  made to estimated residual values.
(3)      Represents allowance charge-offs and write-downs for equipment impairment.


                                          See accompanying independent auditors' report

Item 9.   Disagreements on Accounting and Financial Disclosures
          -----------------------------------------------------

None


Item 10.  Directors and Executive Officers of the Partnership
          ---------------------------------------------------

The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners is as follows:


                          CAI Equipment Leasing I Corp.
                          -----------------------------

          Name                                  Positions Held
          ----                                  --------------

   John F. Olmstead             President and Director

   Dennis J. Lacey              Senior Vice President and Director

   John E. Christensen          Senior  Vice  President, Principal Financial and
                                Chief Administrative Officer and Director

   Anthony M. DiPaolo           Senior Vice  President, Assistant  Secretary and
                                Director

   Daniel J. Waller             Vice President and Director

   Richard H. Abernethy         Vice President and Director

   John A. Reed                 Vice President, Assistant Secretary and Director

   David J. Anderson            Chief Accounting Officer and Secretary


JOHN F. OLMSTEAD, age 51 joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI ad CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

          ---------------------------------------------------

DENNIS J. LACEY, age 42, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of the CAI.

JOHN E. CHRISTENSEN, age 48, joined CAII as Vice President and Treasurer in November 1988. He now serves as Senior Vice President, Finance and Chief Financial Officer of CAI and CAII. Mr. Christensen previously held senior management positions at Maxicare Health Plans, Inc., Global Marine, Inc. and Santa Fe International, Inc. Mr. Christensen obtained his MBA in Finance from the University of Michigan and his Bachelor of Arts degree from Michigan State University.

ANTHONY M. DIPAOLO, age 36, joined CAII in July 1990 as an Assistant Treasurer and is currently Senior Vice President-Business Development. He has also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held financial management positions as Chief Financial Officer for Mile High Kennel Club, Inc. from 1988 to 1990 and was Vice President/Controller for VICORP Restaurants, Inc. from 1986 through 1988. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

DANIEL J. WALLER, age 37, joined CAII in July 1990, as a manager of Investor Relations. Mr. Waller assumed the responsibility for the asset management department a short time later, and is currently Vice President, Capital Markets Group. Prior to joining CAII, Mr. Waller was an audit manager with Coopers & Lybrand for over three years and gained considerable experience in the leasing industry. While at Coopers & Lybrand, Mr. Waller held positions with the International Accounting and Auditing Committee as well as the national Auditing Directorate. Mr. Waller holds a Bachelor of Arts degree in accounting from the University of Northern Iowa.

RICHARD H. ABERNETHY, age 41, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

JOHN A. REED, age 40, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Reed was Vice President of Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

          ---------------------------------------------------

DAVID J. ANDERSON, age 42, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that working in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.

                     Northstar Equipment Leasing Income Inc.
                     ---------------------------------------

             Name                                     Positions Held
             ----                                     --------------

        Paul L. Abbott                              Managing Director

        Kate Hobson                                 Assistant Vice President

PAUL L. ABBOTT, 50, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

KATE HOBSON, 29, is an Assistant Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman Brothers, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.


Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Class A limited partner units of the Partnership. The Partnership has no directors or officers, and neither the General Partners nor the Class B limited partner of the Partnership owns any Class A limited partner units.

Item 12.  Security Ownership of Certain Beneficial Owners and Management,
          --------------------------------------------------------------
          continued

          CAII, an affiliate of the CAI General Partner, owns 100% of the Partnership's Class B limited partner interest.

          CAI Equipment Leasing I and Northstar Equipment Leasing Income Inc. own 100% of the Partnership's general partner interest.

          The names and addresses of the General Partners and the Class B limited partner are as follows:


          CAI General Partner
          -------------------

          CAI Equipment Leasing I Corp.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235


          Lehman Brothers General Partner
          -------------------------------

          Northstar Equipment Leasing Income Inc.
          c/o Lehman Brothers
          3 World Financial Center - 29th Floor
          New York, New York 10285


          Class B Limited Partner
          -----------------------

          Capital Associates International, Inc.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

(b) No directors or officers of the CAI General Partner, the Lehman Brothers General Partner or the Class B limited partner owned any Class A limited partner units as of February 1, 1996.

(c) The Partnership knows of no arrangements, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The General Partners and their affiliates receive certain types of compensation,
fees  or  other   distributions   in  connection  with  the  operations  of  the
Partnership.

Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 1995:

Management Fee
--------------

The General Partners receive a monthly fee in an amount equal to 2.675% of gross rentals received by the Partnership (payable 2.0% to the CAI General Partner and
 .675% to the Lehman Brothers General Partner) as compensation for services rendered in connection with the management of the Partnership's equipment. Management fees earned by the General Partners totaled $107,761 during 1995.

Incentive Management Fee
------------------------

The General Partners receive a monthly fee equal to 5% of monthly gross rentals from re-leases received by the Partnership (payable 4% to the CAI General Partner and 1% to the Lehman Brothers General Partner) as compensation for negotiating and consummating extensions, renewals and re-leases of equipment and monitoring the subsequent performance of lessees. These fees totaled $24,745 during 1995.

Disposition Fee
---------------

The CAI General Partner earns a subordinated fee with respect to each sale of equipment in an amount not to exceed the lesser of (a) 50% of the fee that would be charged by an unaffiliated party or (b) 3% of the gross contract price relating to each sale of equipment. The disposition fee has not and will not be paid to the CAI General Partner until the Class A limited partners have received cash distributions in an amount equal to their capital contributions plus an 8% annual, cumulative return compounded quarterly on their adjusted capital contributions, calculated from the date that each Class A limited partner is admitted to the Partnership. The Partnership has not accrued any disposition fees since inception since it is anticipated that the limited partners will not receive distributions in the aforementioned amounts.

Accountable General and Administrative Expenses
-----------------------------------------------

The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $60,768 during 1995.

Additionally,   the  General   Partners   receive  3.5%  of   Partnership   cash
distributions and are allocated certain Partnership net income and gross revenues (shared 2% to the CAI General Partner and 1.5% to the Lehman Brothers General Partner) relating to their general partner interests in the Partnership. Distributions paid and net income allocated to the General Partners totaled $165,244 and $165,244, respectively, for 1995.

The Class B limited partner was paid distributions totaling $51,966 and was allocated income of $82,664 for 1995.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)
and
(d)  The following documents are filed as part of this Report:

     1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

     2. Financial Statement Schedule: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

(b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1995.

(c)  Exhibits required to be filed.

     Exhibit                                    Exhibit
     Number                                      Name
     -------                                    -------
     4.1* Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 2(a) contained in the Partnership's Form 8-A Registration Statement, dated May 4, 1990, Commission File No. 0-18558)

     4.2* Amendment  No.  1  to  Amended  and  Restated   Agreement  of  Limited
          Partnership (incorporated by reference to Exhibit 4(d) contained in Post-Effective Amendment No. 1 to the Partnership's Form S-1
          Registration   Statement  dated  May  8,  1989,  Commission  File  No.
          33-24022)

     * Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      March 20, 1996            Northstar Income Fund-I, L.P.
                                      By:  CAI Equipment Leasing I Corp.

                                      By:  /s/John F. Olmstead
                                           ---------------------------
                                           John F. Olmstead
                                           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 20, 1996.

Signature                               Title
---------                               -----

/s/John F. Olmstead
----------------------
John F. Olmstead         President and Director


/s/Dennis J. Lacey
----------------------
Dennis J. Lacey          Senior Vice President and Director


/s/John E. Christensen
----------------------
John E. Christensen      Senior  Vice  President,  Principal Financial and Chief
                         Administrative Officer and Director


/s/Anthony M. DiPaolo
----------------------
Anthony M. DiPaolo       Senior Vice President, Assistant Secretary and Director



/s/Daniel J. Waller
----------------------
Daniel J. Waller         Vice President and Director



/s/John A. Reed
----------------------
John A. Reed             Vice President, Assistant Secretary and Director


/s/David J. Anderson
----------------------
David J. Anderson        Chief Accounting Officer and Secretary