Form 10-Q
period 1996-03-31
NORTHSTAR INCOME FUND I LP
filed 1996-05-08
CIK 838814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended                   March 31, 1996
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------
Commission file number                        0-18558
                      ----------------------------------------------------------

                          Northstar Income Fund-I, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                         84-1105225
- ----------------------                      ------------------------------------
State of organization)                      (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
          Lakewood, Colorado                              80235
- ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code (303) 980-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No   .
                                      ---      ---

                        Exhibit Index Appears on Page 12
                               Page 1 of 13 Pages

                          NORTHSTAR INCOME FUND-I, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                 March 31, 1996


                                Table of Contents
                                -----------------


PART I.     FINANCIAL INFORMATION                                          PAGE

     Item 1.   Financial Statements (Unaudited)

               Balance Sheets-March 31, 1996 and December 31, 1995           3

               Statements of Income-Three months ended
               March 31, 1996 and 1995                                       4

               Statements of Cash Flows-Three months ended
               March 31, 1996 and 1995                                       5

               Notes to Financial Statements                                 6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          7-10


PART II.    OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                             11

               Signature                                                    13

                          NORTHSTAR INCOME FUND-I, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                      March 31,     December 31,
                                                        1996           1995
                                                     -----------    ------------
                                     ASSETS

Cash and cash equivalents                            $ 1,942,390    $ 1,729,305
Accounts receivable, net                                 289,900        350,017
Net investment in direct finance leases                  600,157        686,540
Leased equipment, net                                  3,218,888      3,929,530
                                                     -----------    -----------

                  Total assets                       $ 6,051,335    $ 6,695,392
                                                     ===========    ===========



                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities           $   129,910    $   234,234
  Payable to affiliates                                    8,477         10,470
  Rents and sale proceeds received in advance             53,929         66,876
  Distributions payable to partners                    1,091,158        853,980
                                                     -----------    -----------

      Total liabilities                                1,283,474      1,165,560
                                                     -----------    -----------

Partners' Capital (Deficit):
  General partners                                      (578,739)      (578,739)
  Limited partners:
    Class A                                            3,202,648      3,945,652
    Class B                                            2,143,952      2,162,919
                                                     -----------    -----------

      Total partners' capital                          4,767,861      5,529,832
                                                     -----------    -----------

      Total liabilities and partners' capital        $ 6,051,335    $ 6,695,392
                                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              1996        1995
                                                            --------    --------

Revenue:
  Operating lease rentals                                   $529,187    $749,438
  Direct financing lease income                               38,421      37,635
  Equipment sales margin                                     171,501      63,437
  Interest income                                             25,526      38,961
                                                            --------    --------
    Total revenue                                            764,635     889,471
                                                            --------    --------

Expenses:
  Depreciation and amortization                              346,227     571,298
  Provision for losses                                             -           -
  Management fees paid to general partners                    23,346      34,072
  Direct services from general partners                       16,426      19,097
  General and administrative                                  49,450      38,518
                                                            --------    --------
    Total expenses                                           435,449     662,985
                                                            --------    --------

Net income                                                  $329,186    $226,486
                                                            ========    ========

Net income allocated:
  To the general partners                                   $ 38,190    $ 39,386
  To the Class A limited partners                            271,094     174,304
  To the Class B limited partner                              19,902      12,796
                                                            --------    --------
                                                            $329,186    $226,486
                                                            ========    ========

  Net income per weighted average Class A
    limited partner unit outstanding                        $   2.59    $   1.66
                                                            ========    ========

  Weighted average Class A limited partner
    units outstanding                                        104,802     104,802
                                                            ========    ========


   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                          1996          1995
                                                      -----------   -----------

Net cash provided by operating activities             $ 1,067,065   $ 1,090,521
                                                      -----------   -----------

Cash flows from financing activities:
   Distributions to partners                             (853,980)   (1,901,420)
                                                      -----------   -----------
   Net cash used in financing activities                 (853,980)   (1,901,420)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents      213,085      (810,899)

Cash and cash equivalents at beginning of period        1,729,305     2,923,146
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 1,942,390   $ 2,112,247
                                                      ===========   ===========





















   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partners, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1995 has been derived from the audited financial statements included in the Partnership's 1994 Form 10-K. For further information, refer to the financial statements of Northstar Income Fund-I, L.P. (the "Partnership"), and the related notes, included within the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, (the "1995 Form 10-K") previously filed with the Securities and Exchange Commission.

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------


Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                                        Condensed
                                                   Statements of Income
                                                   for the three months         The effect on
                                                      ended March 31,           net income of
                                             ----------------------------      changes between
                                                1996              1995             periods
                                             -----------       ----------      ---------------

Leasing margin                                $ 221,381         $ 215,775        $    5,606
Equipment sales margin                          171,501            63,437           108,064
Interest income                                  25,526            38,961           (13,435)
Management fees paid to general partners        (23,346)          (34,072)           10,726
Direct services from general partners           (16,426)          (19,097)            2,671
General and administrative expenses             (49,450)          (38,518)          (10,932)
Provision for losses                                  -                 -                 -
                                              ---------         ---------        ----------
  Net income                                  $ 329,186         $ 226,486        $  102,700
                                              =========         =========        ==========

The Partnership is in its liquidation period, as set forth in the Partnership Agreement. As expected, new equipment purchases have discontinued (other than for upgrades), initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, the size of the Partnership's leasing portfolio and the amount of Partnership leasing revenue and expenses are declining (referred to in this discussion as "portfolio run-off").

LEASING MARGIN

Leasing margin consists of the following:
                                                           Three months ended
                                                                March 31,
                                                      -------------------------
                                                         1996           1995
                                                      ---------      ----------

Operating lease rentals                               $ 529,187      $ 749,438
Direct finance lease income                              38,421         37,635
Depreciation and amortization                          (346,227)      (571,298)
                                                      ---------      ---------

     Leasing margin                                   $ 221,381      $ 215,775
                                                      =========      =========

     Leasing margin ratio                                    39%            27%
                                                      =========      =========

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (continued)

LEASING MARGIN, continued

The components of leasing margin have decreased and are expected to decrease further primarily as a result of portfolio run-off. The leasing margin ratio increased primarily as a result of a larger portion of the portfolio consisting of remarketed leases with higher leasing margin ratios.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                           1996         1995
                                                        ---------     ---------

Equipment sale revenue                                  $ 402,792     $ 131,450
Cost of equipment sales                                  (231,291)      (68,013)
                                                        ---------     ---------
     Equipment sales margin                             $ 171,501     $  63,437
                                                        =========     =========

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

PROVISION FOR LOSSES, continued

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

No provisions for losses were recorded during the first three months of 1996 and 1995 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.

EXPENSES

General and administrative expenses for the three months ended March 31, 1996 compared to the corresponding period in 1995 increased primarily due to shipping costs related to certain equipment returned to the Partnership. Management fees decreased primarily as a result of portfolio run-off.


Liquidity and Capital Resources
- -------------------------------

The Partnership funds its activities principally with cash from rents, interest income and sale of off- lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing accounts and short-term U.S. government securities pending distributions to the partners.

During  the  three  months  ended  March  31,  1996,  the  Partnership  declared distributions to the Partners of $1,091,158 (a substantial portion of which constituted a return of capital). Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partners have represented for the last several years, a substantial portion of all distributions to the partners is expected to be a return of capital.

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (continued)

Liquidity and Capital Resources, continued
- -------------------------------

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

The Partnership anticipates that it will fund the remaining 1996 distributions to the limited partners (a substantial portion of which is expected to constitute returns of capital) almost entirely out of cash from operations and cash from sales during the remainder of 1996. Because of the continuing decrease in the size of the Partnership's lease portfolio, it is anticipated that cash from operations in 1996 will decrease relative to cash from operations in 1995. Therefore, the Partnership is not expected to have sufficient cash available in 1996 to fully fund cash distributions to the Class A limited partners at annualized rates of 14% (see discussion below). The Partnership is in its liquidation period (as defined in the Partnership Agreement). Distributions during the liquidation period will be based upon cash availability and will vary. The General Partner's current intent is to sell the Partnership's equipment and liquidate the Partnership no later than December 31, 1997. As the Partnership's equipment is sold, proceeds from such sales will be distributed also.

The Class B distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 14%). Therefore, because of the decrease in the distributions to the Class A limited partners effective as of March 1994, CAII, the sole Class B limited partner, ceased receiving distributions of cash from operations as of March 1994. The general partners currently anticipate that CAII will receive total future Class B distributions of less than 25% of the Class B limited partner's capital shown on the accompanying Balance Sheet.

                          NORTHSTAR INCOME FUND-I, L.P.

                                    PART II.

                                OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

         (a)   None

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1996.

Item No.                          Exhibit Index
- --------                          -------------


27        Financial Data Schedule

                          NORTHSTAR INCOME FUND-I, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NORTHSTAR INCOME FUND-I, L.P.

                                  By:  CAI Equipment Leasing I Corp.


Dated:  May 8, 1996               By:  /s/John E. Christensen
                                       ----------------------
                                       John E. Christensen
                                       Senior Vice President,
                                       Chief Administrative Officer and Director