Form 10-Q
period 1996-06-30
NORTHSTAR INCOME FUND I LP
filed 1996-08-13
CIK 838814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1996
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission file number                            0-18558
                       ---------------------------------------------------------

                          Northstar Income Fund-I, L.P.
             (Exact name of registrant as specified in its charter)


        Delaware                                         84-1105225
- - -----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
          Lakewood, Colorado                               80235
- - --------------------------------------                   ----------
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

                          NORTHSTAR INCOME FUND-I, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                  June 30, 1996


                                Table of Contents


PART I.    FINANCIAL INFORMATION                                           PAGE

   Item 1.   Financial Statements (Unaudited)

             Balance Sheets-June 30, 1996 and December 31, 1995              3

             Statements of Income-Three and Six months ended
             June 30, 1996 and 1995                                          4

             Statements of Cash Flows-Six months ended
             June 30, 1996 and 1995                                          5

             Notes to Financial Statements                                   6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     7-10


PART II.          OTHER INFORMATION


   Item 1.   Legal Proceedings                                              11

   Item 6.   Exhibits and Reports on Form 8-K                               11

             Signature                                                      12

                          NORTHSTAR INCOME FUND-I, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                       June 30,     December 31,
                                                         1996           1995
                                                      ----------    ------------
                                     ASSETS

Cash and cash equivalents                             $1,574,013      $1,729,305
Accounts receivable, net                                 283,518         350,017
Net investment in direct finance leases                  469,354         686,540
Leased equipment, net                                  2,673,352       3,929,530
                                                      ----------      ----------

        Total assets                                  $5,000,237      $6,695,392
                                                      ==========      ==========



                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued liabilities           $   138,099    $   234,234
  Payable to affiliates                                    8,133         10,470
  Rents and sale proceeds received in advance             21,721         66,876
  Distributions payable to partners                      737,722        853,980
                                                     -----------    -----------

        Total liabilities                                905,675      1,165,560
                                                     -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General partners                                      (578,739)      (578,739)
  Limited partners:
    Class A                                            2,556,711      3,945,652
    Class B                                            2,116,590      2,162,919
                                                     -----------    -----------

        Total partners' capital                        4,094,562      5,529,832
                                                     -----------    -----------

        Total liabilities and partners' capital      $ 5,000,237    $ 6,695,392
                                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                               NORTHSTAR INCOME FUND-I L.P.

                                                   STATEMENTS OF INCOME
                                                        (Unaudited)


                                                                         Three months ended                Six months ended
                                                                              June 30,                           June 30,
                                                                    ----------------------------        ----------------------------
                                                                       1996              1995              1996              1995
                                                                    ----------        ----------        ----------       -----------

Revenue:
   Operating lease rentals                                          $  350,437        $  768,232        $  879,624        $1,517,670
   Direct financing lease income                                        44,951            32,765            83,372            70,400
   Equipment sales margin                                               95,600            24,224           267,101            87,661
   Interest income                                                      52,812            31,094            78,338            70,055
                                                                    ----------        ----------        ----------        ----------
         Total revenue                                                 543,800           856,315         1,308,435         1,745,786
                                                                    ----------        ----------        ----------        ----------

Expenses:
   Depreciation and amortization                                       310,434           553,477           656,661         1,124,775
   Provision for losses                                                      -                 -                 -                 -
   Management fees paid to general partners                             23,937            28,018            47,283            62,090
   Direct services from general partners                                19,726            16,202            36,152            35,299
   General and administrative                                          125,280            43,139           174,730            81,657
                                                                    ----------        ----------        ----------        ----------
         Total expenses                                                479,377           640,836           914,826         1,303,821
                                                                    ----------        ----------        ----------        ----------

Net income                                                          $   64,423        $  215,479        $  393,609        $  441,965
                                                                    ==========        ==========        ==========        ==========

Net income allocated:
   To the general partners                                          $   25,821        $   32,202        $   64,011        $   71,588
   To the Class A limited partners                                      35,962           170,742           307,056           345,046
   To the Class B limited partner                                        2,640            12,535            22,542            25,331
                                                                    ----------        ----------        ----------        ----------
                                                                    $   64,423        $  215,479        $  393,609        $  441,965
                                                                    ==========        ==========        ==========        ==========

   Net income per weighted average Class A
        limited partner unit outstanding                            $     0.34        $     1.63        $     2.93        $     3.29
                                                                    ==========        ==========        ==========        ==========

   Weighted average Class A limited partner
        units outstanding                                              104,802           104,802           104,802           104,802
                                                                    ==========        ==========        ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                     ---------------------------
                                                       June 30,       June 30,
                                                         1996           1995

NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 1,789,846    $ 1,979,238
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIE:
   Distributions to partners                          (1,945,138)    (3,026,728)
                                                     -----------    -----------
Net cash used in financing activities                 (1,945,138)    (3,026,728)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (155,292)    (1,047,490)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,729,305      2,923,146
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 1,574,013    $ 1,875,656
                                                     ===========    ===========





















   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Basis of Presentation
      ---------------------

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partners, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1995 has been derived from the audited financial statements included in the Partnership's 1995 Form 10-K. For further information, refer to the financial statements of Northstar Income Fund-I, L.P. (the "Partnership"), and the related notes, included within the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, (the "1995 Form 10-K") previously filed with the Securities and Exchange Commission.

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- - ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                       Condensed Statements of                         Condensed Statements of
                                     Income for the three months     The effect on    Income for the six months     The effect on
                                           ended June 30,            net income of          ended June 30,          net income of
                                     ---------------------------    changes between   -------------------------    changes between
                                         1996           1995           periods           1996          1995            periods
                                     ------------   ------------    ---------------   -----------   -----------    ---------------

Leasing margin                       $  84,954      $ 247,520         $(162,566)      $ 306,335      $ 463,295      $(156,960)
Equipment sales margin                  95,600         24,224            71,376         267,101         87,661        179,440
Interest income                         52,812         31,094            21,718          78,338         70,055          8,283
Management fees paid to
   general partners                    (23,937)       (28,018)            4,081         (47,283)       (62,090)        14,807
Direct services from general
       partners                        (19,726)       (16,202)          (3,524)        (36,152)       (35,299)          (853)
General and administrative            (125,280)       (43,139)         (82,141)       (174,730)       (81,657)       (93,073)
Provision for losses                         -              -                 -              -              -              -
                                     ---------      ---------         ---------       ---------      ---------      ---------

Net income                           $  64,423      $ 215,479         $(151,056)      $ 393,609      $ 441,965      $ (48,356)
                                     =========      =========         =========       =========      =========      =========

The Partnership is in its liquidation period, as set forth in the Partnership Agreement. As expected, new equipment purchases have been discontinued (other than for upgrades, if any), initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, the size of the Partnership's leasing portfolio and the amount of Partnership leasing revenue and expenses are declining (referred to in this discussion as "portfolio run-off").

Leasing Margin

Leasing margin consists of the following:


                                                                       Three months ended                   Six months ended
                                                                             June 30,                            June 30,
                                                                       1996             1995             1996              1995
                                                                  ------------      -----------       -----------       ----------

Operating lease rentals                                           $   350,437       $   768,232       $   879,624       $ 1,517,670
Direct financing lease income                                          44,951            32,765            83,372            70,400
Depreciation and amortization                                        (310,434)         (553,477)         (656,661)       (1,124,775)
                                                                  -----------       -----------       -----------       -----------

   Leasing margin                                                 $    84,954       $   247,520       $   306,335       $   463,295
                                                                  ===========       ===========       ===========       ===========

   Leasing margin ratio                                                   21%               31%               32%               29%
                                                                          ==                ==                ==                ==


Operating lease rentals and depreciation and amortization have decreased and are expected to decrease further primarily as a result of portfolio run-off. The leasing margin ratio was lower for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 primarily because last year's three month period included a large amount of remarketing revenue from month-to-month rentals. Remarketing revenue (including month-to-month rentals) will normally vary as initial lease terms expire. If the variance is large enough, it can disproportionately influence the leasing margin ratio.


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


EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:


                                                                       Three months ended                   Six months ended
                                                                             June 30,                            June 30,
                                                                       1996             1995             1996              1995
                                                                  ------------      -----------       -----------       ----------

Equipment sales revenue                                           $   310,900       $    24,305       $   713,692       $   155,755
Cost of equipment sales                                              (215,300)              (81)         (446,591)          (68,094)
                                                                  -----------       -----------       -----------       -----------

   Equipment sales margin                                         $    95,600       $    24,224       $   267,101       $    87,661
                                                                  ===========       ===========       ===========       ===========


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

No provisions for losses were recorded during the six months ended June 30, 1996 compared to the corresponding period in 1995 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.


EXPENSES

General and administrative expenses increased primarily due to $67,194 reimbursed to the CAI general partner for insurance costs related to prior years and shipping costs related to certain equipment returned to the Partnership. Management fees decreased primarily as a result of portfolio run-off.


Liquidity and Capital Resources
- - -------------------------------

The Partnership funds its activities principally with cash from rents, interest income and sale of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing accounts and short-term U.S. government securities pending distributions to the partners.

During the six months ended June 30, 1996, the Partnership declared distributions to the Partners of $1,828,880 (a substantial portion of which constituted a return of capital). Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partners have represented for the last several years, a substantial portion of all distributions to the partners is expected to be a return of capital.

The general partners currently anticipate that the Partnership will generate cash flow from operations and equipment sales during 1996 which should provide sufficient cash to enable the Partnership to meet its current operating requirements.

- - -------------------------------

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

The Class B distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 14%). Therefore, because of the decrease in the distributions to the Class A limited partners effective as of March 1994, CAII, the sole Class B limited partner, ceased receiving distributions of cash from operations as of March 1994. The general partners currently anticipate that CAII will receive total future Class B distributions of less than 25% of the Class B limited partner's capital shown on the accompanying Balance Sheets.

                          NORTHSTAR INCOME FUND-I, L.P.

                                    PART II.

                                OTHER INFORMATION



Item 1.    Legal Proceedings

           The Partnership is involved in routine legal proceedings incidental to the conduct of its business. The general partner believes none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Partnership.

Item 6.    Exhibits and Reports on Form 8-K

       (a) None

       (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                          NORTHSTAR INCOME FUND-I, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NORTHSTAR INCOME FUND-I, L.P.

                                       By:      CAI Equipment Leasing I Corp.


Dated: August 12, 1996                 By:      /s/John E. Christensen
                                                ----------------------
                                       John E. Christensen
                                       Senior Vice President,
                                       Chief Administrative Officer and Director