Form 10-Q
period 1996-09-30
NORTHSTAR INCOME FUND I LP
filed 1996-11-01
CIK 838814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                September 30, 1996
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    ----------------------

     Commission file number                          0-18558
                            ------------------------         -------------------

                          Northstar Income Fund-I, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                        84-1105225
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
          Lakewood, Colorado                              80235
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (303) 980-1000
                                                           --------------

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

                        Exhibit Index Appears on Page 11

                               Page 1 of 12 Pages

                          NORTHSTAR INCOME FUND-I, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                               September 30, 1996


                                Table of Contents
                                -----------------

PART I.       FINANCIAL INFORMATION                                        PAGE
                                                                           ----

    Item 1.   Financial Statements (Unaudited)

              Balance Sheets-September 30, 1996 and
                December 31, 1995                                           3

              Statements of Income-Three and Nine months ended
              September 30, 1996 and 1995                                   4

              Statements of Cash Flows-Nine months ended
              September 30, 1996 and 1995                                   5

              Notes to Financial Statements                                 6

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              7-10


PART II.      OTHER INFORMATION


    Item 1.   Legal Proceedings                                            11

    Item 6.   Exhibits and Reports on Form 8-K                             11

              Signature                                                    12

                          NORTHSTAR INCOME FUND-I, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                     September 30,  December 31,
                                                        1996           1995
                                                     -------------  ------------

                                     ASSETS

Cash and cash equivalents                            $2,170,883      $1,729,305
Accounts receivable, net                                259,130         350,017
Net investment in direct finance leases                 392,041         686,540
Leased equipment, net                                 1,858,205       3,929,530
                                                     ----------      ----------

                  Total assets                       $4,680,259      $6,695,392
                                                     ==========      ==========



                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued liabilities           $   241,072    $   234,234
  Payable to affiliates                                    8,006         10,470
  Rents and sale proceeds received in advance             36,155         66,876
  Distributions payable to partners                    1,355,629        853,980
                                                     -----------    -----------

                  Total liabilities                    1,640,862      1,165,560
                                                     -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General partners                                      (578,739)      (578,739)
  Limited partners:
    Class A                                            1,557,057      3,945,652
    Class B                                            2,061,079      2,162,919
                                                     -----------    -----------

  Total partners' capital                              3,039,397      5,529,832
                                                     -----------    -----------

  Total liabilities and partners' capital            $ 4,680,259    $ 6,695,392
                                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three months ended               Nine months ended
                                                          September 30,                    September 30,
                                                 -------------------------------   ----------------------------
                                                     1996               1995          1996             1995
                                                 ------------      -------------   ----------       -----------
REVENUE:
   Operating lease rentals                       $  379,425        $  881,447      $1,259,049        $2,399,117
   Direct financing lease income                     29,193            37,095         112,565           107,495
   Equipment sales margin                           211,354            77,416         478,455           165,077
   Interest income                                   18,483            36,039          96,821           106,094
   Other income                                           -           355,889               -           355,889
                                                 ----------        ----------      ----------        ----------
         Total revenue                              638,455         1,387,886       1,946,890         3,133,672
                                                 ----------        ----------      ----------        ----------

EXPENSES:
   Depreciation and amortization                    272,832           545,539         929,493         1,670,314
   Provision for losses                                   -                 -               -                 -
   Management fees paid to general partners          18,832            43,253          66,115           105,343
   Direct services from general partners             14,281            13,899          50,433            49,198
   General and administrative                        32,047            29,747         206,777           111,404
                                                 ----------        ----------      ----------        ----------
         Total expenses                             337,992           632,438       1,252,818         1,936,259
                                                 ----------        ----------      ----------        ----------

NET INCOME                                       $  300,463        $  755,448      $  694,072        $1,197,413
                                                 ==========        ==========      ==========        ==========

NET INCOME ALLOCATED:
   To the general partners                       $   47,447        $   63,767      $  111,458        $  135,355
   To the Class A limited partners                  235,710           644,375         542,766           989,421
   To the Class B limited partner                    17,306            47,306          39,848            72,637
                                                 ----------        ----------      ----------        ----------
                                                 $  300,463        $  755,448      $  694,072        $1,197,413
                                                 ==========        ==========      ==========        ==========

   Net income per weighted average Class A
        limited partner unit outstanding         $     2.25        $     6.15      $     5.18        $     9.44
                                                 ==========        ==========      ==========        ==========

   Weighted average Class A limited partner
        units outstanding                           104,802           104,802         104,802           104,802
                                                 ==========        ==========      ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine months ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                          1996         1995
                                                     ------------- -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 3,124,438    $ 3,750,595
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                          (2,682,860)    (3,946,798)
                                                     -----------    -----------
Net cash used in financing activities                 (2,682,860)    (3,946,798)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            441,578       (196,203)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,729,305      2,923,146
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 2,170,883    $ 2,726,943
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

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                  Condensed Statements of                         Condensed Statements of
                                Income for the three months    The effect on     Income for the nine months       The effect on
                                    ended September 30,        net income of        ended September 30,           net income of
                               ----------------------------   changes between   ----------------------------     changes between
                                   1996           1995            periods           1996           1995              periods
                               ------------   -------------  ----------------   ------------    ------------     ---------------
Leasing margin                $   135,786       $ 373,003       $ (237,217)     $  442,121      $   836,298       $ (394,177)
Equipment sales margin            211,354          77,416          133,938         478,455          165,077          313,378
Interest income                    18,483          36,039          (17,556)         96,821          106,094           (9,273)
Other income                            -         355,889         (355,889)              -          355,889         (355,889)
Management fees paid to
   general partners               (18,832)        (43,253)          24,421         (66,115)        (105,343)          39,228
Direct services from general
    partners                      (14,281)        (13,899)            (382)        (50,433)         (49,198)          (1,235)
General and administrative        (32,047)        (29,747)          (2,300)       (206,777)        (111,404)         (95,373)
Provision for losses                    -               -                -               -                -                -
                              -----------       ---------       ----------      ----------      -----------       ----------

Net income                    $   300,463       $ 755,448       $ (454,985)     $  694,072      $ 1,197,413       $ (503,341)
                              ===========       =========       ==========      ==========      ===========       ==========


The Partnership is in its liquidation period, as defined in the Partnership Agreement and as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining (referred to in this discussion as "portfolio run-off").

LEASING MARGIN

Leasing margin consists of the following:


                                      Three months ended             Nine months ended
                                        September 30,                   September 30,
                                ----------------------------    ----------------------------
                                    1996           1995             1996           1995
                                ------------   -------------    ------------    ------------

Operating lease rentals         $   379,425     $   881,447     $ 1,259,049     $ 2,399,117
Direct financing lease income        29,193          37,095         112,565         107,495
Depreciation and amortization      (272,832)       (545,539)       (929,493)     (1,670,314)
                                -----------     -----------     -----------     -----------

   Leasing margin               $   135,786     $   373,003     $   442,121     $   836,298
                                ===========     ===========     ===========     ===========

   Leasing margin ratio                  33%             41%             32%             33%
                                ===========     ===========     ===========     ===========

NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LEASING MARGIN, continued

Leasing margin decreased, and is expected to decrease further, primarily as a result of portfolio run-off. Leasing margin ratio decreased primarily due to a decline in remarketing revenue from month-to-month rentals. Remarketing revenue (including month-to-month rentals) will normally vary as initial lease terms expire. If the variance is large enough, it can disproportionately influence the leasing margin ratio.

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


EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:


                                      Three months ended             Nine months ended
                                        September 30,                   September 30,
                                ----------------------------    ---------------------------
                                    1996           1995             1996           1995
                                ------------   -------------    ------------    -----------

Equipment sales revenue         $   754,575     $   377,803     $ 1,468,267     $  533,558
Cost of equipment sales            (543,221)       (300,387)       (989,812)      (368,481)
                                -----------     -----------     -----------     ----------

   Equipment sales margin       $   211,354    $     77,416    $    478,455     $  165,077
                                ===========    ============    ============     ==========


The Partnership is in its liquidation period. During the liquidation period, as initial leases terminate, the equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales cannot be projected accurately.


OTHER INCOME

Other income realized during third quarter 1995 consisted of the collection of previously charged-off accounts receivable from Financial News Network.

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

No provisions for losses were recorded during either the three and nine months ended September 30, 1996 or the corresponding periods in 1995 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.

EXPENSES

General and administrative expenses increased primarily due to (i) $67,194 reimbursed to the CAI general partner during the second quarter 1996 for insurance costs related to prior years and (ii) shipping costs related to certain equipment returned to the Partnership.

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

During the nine months ended September 30, 1996, the Partnership declared distributions to the Partners of $3,184,508 (a substantial portion of which constituted a return of capital). Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partners have represented for the last several years, a substantial portion of all distributions to the partners is expected to be a return of capital.

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources, continued
-------------------------------

The general partners currently anticipate that the Partnership will generate cash flow from operations and equipment sales during 1996 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements.

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

The Partnership anticipates that it will fund the remaining 1996 distributions to the limited partners (a substantial portion of which is expected to constitute returns of capital) out of cash from operations and cash from sales during the remainder of 1996. Because of portfolio runoff, it is anticipated that cash from operations in 1996 will decrease relative to cash from operations in 1995. Therefore, the Partnership is not expected to have sufficient cash available in 1996 to fully fund cash distributions to the Class A limited partners at annualized rates of 14% (see discussion below). The Partnership is in its liquidation period (as defined in the Partnership Agreement). Distributions during the liquidation period will be based upon cash availability and will vary. The General Partner's current intent is to sell the Partnership's equipment and liquidate the Partnership no later than December 31, 1997. As the Partnership's equipment is sold, proceeds from such sales will be distributed also.

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

                          NORTHSTAR INCOME FUND-I, L.P.

                                    PART II.

                                OTHER INFORMATION



Item 1.    Legal Proceedings

           The Partnership is involved in routine legal proceedings incidental to the conduct of its business. The general partners believe none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Partnership.

Item 6.    Exhibits and Reports on Form 8-K

           (a) None

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                          NORTHSTAR INCOME FUND-I, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NORTHSTAR INCOME FUND-I, L.P.

                                By:  CAI Equipment Leasing I Corp.


Dated: November 1, 1996         By:  /s/John E. Christensen
                                     ----------------------
                                     John E. Christensen
                                     Senior Vice President,
                                     Chief Administrative Officer and Director