Form 10-K
period 1996-12-31
NORTHSTAR INCOME FUND I LP
filed 1997-03-07
CIK 838814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

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

                        Exhibit Index Appears on Page 33

                               Page 1 of 34 Pages

Item 1.   Business
          --------


Northstar Income Fund-I, L.P., a Delaware limited partnership (the "Partnership"), is engaged in the business of owning and leasing equipment. CAI Equipment Leasing I Corp. (the "CAI General Partner"), a Colorado corporation and a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), and Northstar Equipment Leasing Income Inc. (the "Lehman Brothers General Partner"), a Delaware corporation and an affiliate of Lehman Brothers Inc. (formerly Shearson Lehman Brothers Inc.), are the general partners of the Partnership (the "General Partners" or "general partners").

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

Since its formation in 1988, the Partnership has acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally consisted of, but was not limited to, office technology and manufacturing equipment. The Partnership entered its liquidation period, as defined in the Partnership Agreement, during 1994. Accordingly, the Partnership did not purchase any equipment during 1996 and the Partnership will not acquire any material amount of equipment in future periods.

The Partnership leases equipment to investment grade and noninvestment grade lessees. Since the Partnership's formation, approximately 75% of the Partnership's total equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (1) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., (2) that has a comparable credit rating as determined by other recognized credit rating services or, (3) if the lessee is not rated, then a lessee whom the general partners believe would have received a rating of Baa, or better, if the lessee would have been rated.

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

          --------

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

The Partnership leases equipment to a significant number of lessees. No single lessee and its affiliates accounted for more than 10% of total revenue of the Partnership during 1996.

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


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

Item 5.   Market for the Partnership's Common Equity and Related Stockholder
          ------------------------------------------------------------------
          Matters
          -------


(a) The Partnership's Class A limited partner units and Class B interest are not publicly traded. There is no established public trading market for such units and interest, and none is expected to develop.

(b) As of December 31, 1996, the number of Class A limited partners was 3,339.

(c)       Distributions
          -------------

          During 1996, the Partnership made four (4) quarterly distributions (a substantial portion of which constituted a return of capital) to Class A limited partners, as follows:

                                                                                          Distributions
                                                                 Distributions Per         of Cash from       Distributions of
                                                                  $500 Class A limited     Operations         Cash from Sales
             For the              Payment            Total       partner unit (computed    (computed on        (computed on
          Quarter Ended         Made During      Distributions    on weighted average)    weighted average)   weighted average)
          -------------         -----------      -------------   ----------------------   -----------------   -----------------

          December 31, 1995     January 1996     $    823,614         $   7.86                 $   7.82              $   0.04
          March 31, 1996        April 1996          1,014,098             9.68                     6.34                  3.34
          June 30, 1996         July 1996             681,900             6.51                     3.93                  2.58
          September 30, 1996    October 1996        1,235,365            11.78                     5.53                  6.25
                                                 ------------         --------                 --------             ---------
                                                 $  3,754,977         $  35.83                 $  23.62              $  12.21
                                                  ===========         ========                 ========              ========


          A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partners have represented for the last several years, a substantial portion of all distributions to the partners is expected to be a return of capital. Total distributions to Class A limited partners were $54,405,698 from the inception of the Partnership through December 31, 1996 ($526.22 per weighted average Class A limited partner unit outstanding).

          The distribution for the quarter ended December 31, 1996, totaling $1,181,479 (cash from sales of $806,292 and cash from operations of $375,187) was paid to the Class A limited partners during January 1997. Distributions to the General Partners and Class B limited partner during 1996 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions".

          The general partners currently anticipate that the Partnership will generate cash flow from operations and equipment sales during 1997 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements.

Item 5.   Market for the Partnership's Common Equity and Related Stockholder
          ------------------------------------------------------------------
          Matters, continued
          -------

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

          The Partnership anticipates that it will fund 1997 distributions to the limited partners (a substantial portion of which is expected to constitute returns of capital) out of cash from operations and cash from sales during 1997. Because of portfolio run-off, it is anticipated that cash from operations in 1997 will decrease relative to cash from operations in 1996. Therefore, the Partnership is not expected to have sufficient cash available in 1997 to fully fund cash distributions to the Class A limited partners at annualized rates of 14% (see discussion below). The Partnership is in its liquidation period (as defined in the Partnership Agreement) and distributions during the liquidation period will be based upon cash availability and will vary. The general partners' current intent is to sell the Partnership's equipment and liquidate the Partnership no later than December 31, 1997. As the Partnership's equipment is sold, proceeds from such sales will be distributed also.

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

          During 1995, the Partnership made four (4) quarterly distributions (a substantial portion of which constituted a return of capital) to Class A limited partners, as follows:



                                                                 Distributions Per        Distributions of       Distributions of
                                                                 $500 Class A limited     cash from operations   cash from sales
             For the              Payment            Total       partner unit (computed     (computed on         (computed on
          Quarter Ended         Made During      Distributions   on weighted average)     weighted average)      weighted average)
          -------------         -----------      -------------   ----------------------   --------------------   -----------------

          December 31, 1994     January 1995      $ 1,770,854         $ 16.90                   $ 13.73                $ 3.17
          March 31, 1995        April 1995          1,073,237           10.24                      9.15                  1.09
          June 30, 1995         July 1995             855,522            8.16                      7.97                  0.19
          September 30, 1995    October 1995        1,721,677           16.43                     13.30                  3.13
                                                  -----------         -------                   -------                ------

                                                  $ 5,451,290         $ 51.73                   $ 44.15                $ 7.58
                                                  ===========         =======                   =======                ======

Item 6.   Selected Financial Data
          -----------------------

The following selected financial data relates to 1996 through 1992. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.


                                                                         Years Ended December 31,
                                               ---------------------------------------------------------------------------------
                                                  1996             1995              1994             1993              1992
                                                  ----             ----              ----             ----              ----

Total revenue                                  $ 2,767,465      $ 3,911,086       $ 5,266,986      $ 8,223,119       $ 9,830,321

Net income                                       1,185,997        1,373,906         1,544,149        1,888,272         1,405,412

Net income per weighted average
  Class A limited partner unit outstanding            9.14            10.74             11.20            14.25             11.05

Total assets                                     4,244,705        6,695,392        11,177,527       18,218,316        24,549,866

Distributions declared to partners               4,501,676        4,721,260         8,118,393        8,160,752         8,160,752

Distributions declared per weighted average
  Class A limited partner unit outstanding           39.24            42.98             70.99            70.00             70.00


Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                                    Condensed                                  Condensed
                                               Statements of Income                          Statements of
                                                  for the years          The effect on    Income for the years    The effect on
                                                ended December 31,       net income of     ended December 31,     net income of
                                         ------------------------------     changes     ------------------------     changes
                                             1996             1995       between years       1995        1994     between years
                                         ------------    -------------- --------------  -----------  -----------  -------------

     Leasing margin                         $ 567,279      $ 1,050,155    $ (482,876)   $ 1,050,155  $ 1,230,819    $ (180,664)
     Equipment sales margin                   940,938          166,969       773,969        166,969      652,803      (485,834)
     Interest income                           83,396          131,832       (48,436)       131,832      155,170       (23,338)
     Other income                              33,310          355,889      (322,579)       355,889      146,000       209,889
     Provision for losses                           -               -              -             -      (110,666)      110,666
     Management fees paid to general partners (99,174)        (132,506)       33,332       (132,506)    (155,610)       23,104
     Direct services from general partner     (65,750)         (60,768)       (4,982)       (60,768)     (70,003)        9,235
     General and administrative expenses     (274,002)        (137,665)     (136,337)      (137,665)    (304,364)      166,699
                                         ------------      -----------    ----------     ----------   ----------    ----------

            Net income                    $ 1,185,997      $ 1,373,906   $  (187,909)   $ 1,373,906  $ 1,544,149    $ (170,243)
                                          ===========      ===========   ===========    ===========  ===========    ==========

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations, continued
          ---------------------

Results of Operations, continued
---------------------

The Partnership is in its liquidation period, as defined in the Partnership Agreement, and as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining (referred to in this discussion as "portfolio run-off").

LEASING MARGIN

Leasing margin consists of the following:
                                             Years ended December 31,
                                 ---------------------------------------------
                                      1996             1995           1994
                                      ----             ----           ----

Operating lease rentals          $   1,577,529    $  3,122,669    $  4,113,706
Direct finance lease income            132,292         133,727         199,307
Depreciation and amortization       (1,142,542)     (2,206,241)     (3,082,194)
                                 -------------    ------------    ------------

  Leasing margin                 $     567,279    $  1,050,155    $  1,230,819
                                 =============    ============    ============

  Leasing margin ratio                     33%             32%             29%
                                           ==              ==              ==

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

Equipment Sales Margin

Equipment sales margin consists of the following:
                                             Years ended December 31,
                                 ---------------------------------------------
                                       1996            1995           1994
                                       ----            ----           ----

Equipment sales revenue          $   2,396,640    $     538,504   $  2,686,138
Cost of equipment sales             (1,455,702)        (371,535)    (2,033,335)
                                  ------------    -------------   ------------

Equipment sales margin           $     940,938    $     166,969   $     652,803
                                 =============    =============   =============

Item 7.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations, continued
              ---------------------

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


OTHER INCOME

Other income consisted of previously charged-off accounts receivable from Financial News Network.


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

No   provision   for  losses  were   recorded   in  1996  or  1995   because  no
other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets. The provisions for losses recorded during 1994 related to identified other-than-temporary losses in value of off-lease equipment, principally telecommunication equipment, and estimates of asset impairment related principally to office automation, grocery and semiconductor manufacturing equipment. Certain equipment of these types was returned at lease termination, as opposed to being renewed or purchased, which contributed to the Partnership's inability to fully recover the recorded residual values for the equipment at sale.

Item 7.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations, continued
              ---------------------

Results of Operations, continued
---------------------


EXPENSES

Management fees paid to general partners decreased due to portfolio run-off.

General and administrative expenses increased in 1996 as compared to 1995 due to
(i) $67,194 reimbursed to the CAI general partner during the second quarter 1996 for insurance costs related to prior years and (ii) shipping and warehouse costs related to certain equipment returned to the Partnership.

General and administrative expenses decreased in 1995 as compared to 1994 primarily because 1994 included significant expenses attributable to partnership level taxes paid to the State of Michigan and increased costs for professional services.


Liquidity and Capital Resources
-------------------------------

The Partnership funds its activities principally with cash from rents, interest income and sale of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing accounts and short-term U.S. government securities pending distributions to the partners.

During 1996, 1995 and 1994, the Partnership declared distributions to the partners of $ 4,501,676, $4,721,260 and $8,118,393, respectively (a substantial portion of which constituted a return of capital). Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partners have represented for the last several years, a substantial portion of all distributions to the partners is expected to be a return of capital.

The general partners currently anticipate that the Partnership will generate cash flow from operations and equipment sales during 1997 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements.

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

Liquidity and Capital Resources
-------------------------------

The Partnership anticipates that it will fund 1997 distributions to the limited partners (a substantial portion of which is expected to constitute returns of capital) out of cash from operations and cash from sales during 1997. Because of portfolio run-off, it is anticipated that cash from operations in 1997 will decrease relative to cash from operations in 1996. Therefore, the Partnership is not expected to have sufficient cash available in 1997 to fully fund cash distributions to the Class A limited partners at annualized rates of 14% (see discussion below). The Partnership is in its liquidation period (as defined in the Partnership Agreement) and distributions during the liquidation period will be based upon cash availability and will vary. The general partners' current intent is to sell the Partnership's equipment and liquidate the Partnership no later than December 31, 1997. As the Partnership's equipment is sold, proceeds from such sales will be distributed also.

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

Item 8.       Financial Statements and Supplementary Data
              -------------------------------------------

              Index to Financial Statements and
              Financial Statement Schedule

                                                                           Page
                                                                          Number
                                                                          ------
                  Financial Statements
                  --------------------

                  Independent Auditors' Report                              12

                  Balance Sheets at December 31, 1996 and 1995              13

                  Statements of Income for the years ended
                    December 31, 1996, 1995 and 1994                        14

                  Statements of Partners' Capital for the years
                    ended December 31, 1996, 1995 and 1994                  15

                  Statements of Cash Flows for the years
                    ended December 31, 1996, 1995 and 1994                  16

                  Notes to Financial Statements                            17-25


                  Financial Statement Schedule
                  ----------------------------

                  Independent Auditors' Report                              26

                  Schedule II - Valuation and Qualifying Accounts           27

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
NORTHSTAR INCOME FUND-I, L.P.:

We have audited the accompanying balance sheets of Northstar Income Fund-I L.P. as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northstar Income Fund-I, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                         /s/KPMG Peat Marwick LLP
                                         ------------------------
                                         KPMG PEAT MARWICK LLP

Denver, Colorado
January 31, 1997

                          NORTHSTAR INCOME FUND-I, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                     --------------------------
                                                        1996            1995
                                                        ----            ----

Cash and cash equivalents                            $2,456,349      $1,729,305
Accounts receivable                                     278,149         350,017
Equipment held for sale or re-lease                     324,180          14,133
Net investment in direct finance leases                 131,963         686,540
Leased equipment, net                                 1,054,064       3,915,397
                                                     ----------      ----------

     Total assets                                    $4,244,705      $6,695,392
                                                     ==========      ==========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities        $   672,315    $   234,234
     Payable to affiliates                                22,881         10,470
     Rents received in advance                            18,188         66,876
     Distributions payable to partners                 1,317,168        853,980
                                                     -----------    -----------

     Total liabilities                                 2,030,552      1,165,560
                                                     -----------    -----------

Partners' Capital (Deficit):
     General partners                                   (578,739)      (578,739)
     Limited partners:
         Class A 300,000 units authorized;
               104,802 units issued and outstanding      790,910      3,945,652
         Class B                                       2,001,982      2,162,919
                                                     -----------    -----------

        Total partners' capital                        2,214,153      5,529,832
                                                     -----------    -----------

          Total liabilities and partners' capital    $ 4,244,705    $ 6,695,392
                                                     ===========    ===========





                 See accompanying notes to financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                              STATEMENTS OF INCOME


                                                        Years ended December 31,
                                                ------------------------------------
                                                    1996         1995         1994
                                                    ----         ----         ----
Revenue:
     Operating lease rentals                    $1,577,529   $3,122,669   $4,113,706
     Direct finance lease income                   132,292      133,727      199,307
     Equipment sales margin                        940,938      166,969      652,803
     Interest income                                83,396      131,832      155,170
     Other income                                   33,310      355,889      146,000
                                                ----------   ----------   ----------

         Total revenue                           2,767,465    3,911,086    5,266,986
                                                ----------   ----------   ----------

Expenses:
     Depreciation and amortization               1,142,542    2,206,241    3,082,194
     Provision for losses                                -            -      110,666
     Management fees paid to general partners       99,174      132,506      155,610
     Direct services from general partner           65,750       60,768       70,003
     General and administrative                    274,002      137,665      304,364
                                                ----------   ----------   ----------

         Total expenses                          1,581,468    2,537,180    3,722,837
                                                ----------   ----------   ----------

Net income                                      $1,185,997   $1,373,906   $1,544,149
                                                ==========   ==========   ==========

Net income allocated:
     To the general partners                    $  157,559   $  165,244   $  284,144
     To the Class A limited partners               958,099    1,125,998    1,173,830
     To the Class B limited partner                 70,339       82,664       86,175
                                                ----------   ----------   ----------

                                                $1,185,997   $1,373,906   $1,544,149
                                                ==========   ==========   ==========

Net income per weighted average Class A
    limited partner unit outstanding            $     9.14   $    10.74   $    11.20
                                                ==========   ==========   ==========

Weighted average Class A limited partner
         units outstanding                         104,802      104,802      104,802
                                                ==========   ==========   ==========




                 See accompanying notes to financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1996, 1995 and 1994


                                                                    Class A
                                                                    Limited          Class A           Class B
                                                  General           Partner          Limited           Limited
                                                  Partners           Units           Partners          Partner             Total
                                                  --------          -------          --------          -------             -----
Partners' capital,
 January 1, 1994                                $   (578,739)          104,802     $ 13,526,089      $  2,504,080      $ 15,451,430

Net income                                           284,144                 -        1,173,830            86,175         1,544,149
Distributions declared to partners                  (284,144)                -       (7,376,215)         (458,034)       (8,118,393)
                                                ------------      ------------     ------------      ------------      ------------

Partners' capital,
  December 31, 1994                                 (578,739)          104,802        7,323,704         2,132,221         8,877,186

Net income                                           165,244                 -        1,125,998            82,664         1,373,906
Distributions declared to partners                  (165,244)                -       (4,504,050)          (51,966)       (4,721,260)
                                                ------------      ------------     ------------      ------------      ------------

Partners' capital,
  December 31, 1995                                 (578,739)          104,802        3,945,652         2,162,919         5,529,832

Net income                                           157,559                 -          958,099            70,339         1,185,997
Distributions declared to partners                  (157,559)                -       (4,112,841)         (231,276)       (4,501,676)
                                                ------------      ------------     ------------      ------------      ------------

Partners' capital,
  December 31, 1996                             $   (578,739)          104,802     $    790,910      $  2,001,982      $  2,214,153
                                                ============      ============     ============      ============      ============













                 See accompanying notes to financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                                               Years ended December 31,
                                                                                ---------------------------------------------------
                                                                                    1996                1995                1994
                                                                                    ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $ 1,185,997         $ 1,373,906         $ 1,544,149
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                            1,142,542           2,206,241           3,082,194
         Provision for losses                                                             -                   -             110,666
         Cost of equipment sales                                                  1,455,702             371,535           1,998,808
         Recovery of investment in direct finance leases                            528,643             657,974             727,947
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                             50,844              52,544             (88,217)
              Increase (decrease) in accounts payable and
                accrued liabilities                                                 438,081             (78,849)             35,732
              Decrease in rents received in advance                                 (48,688)             (6,623)           (413,316)
              Increase (decrease) in payable to affiliates                           12,411              (1,869)            (12,961)
                                                                                -----------         -----------         -----------
Net cash provided by operating activities                                         4,765,532           4,574,859           6,985,002
                                                                                -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases from affiliate of equipment on operating
       leases                                                                             -                   -            (234,693)
                                                                                -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                                   (4,038,488)         (5,768,700)         (8,257,161)
                                                                                -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                727,044          (1,193,841)         (1,506,852)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    1,729,305           2,923,146           4,429,998
                                                                                -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $ 2,456,349         $ 1,729,305         $ 2,923,146
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

     Recently Issued Financial Accounting Standards

          The Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"), effective January 1, 1996. SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate. The adoption of this statement did not have a material effect on the Partnership's financial condition or results of operations.

     Lease Accounting

          Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value.

     The Partnership's accounting methods and their financial reporting effects are described below.

     Net Investment in Direct Finance Leases ("DFLs")

          The cost of the equipment, including acquisition fees paid to the general partners, is recorded as net investment in DFLs on the accompanying balance sheet. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as

                          NORTHSTAR INCOME FUND-I, L.P.

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Net Investment in Direct Finance Leases ("DFLs")

          direct finance lease income on the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partners. In estimating such values, the general partners consider all relevant information regarding the equipment and the lessee.

     Equipment on Operating Leases ("OLs")

          The cost of equipment, including acquisition fees paid to the general partners, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partners. In estimating such values, the general partners consider all relevant information and circumstances regarding the equipment and the lessee.

     Allowance for Losses

          An allowance for losses is maintained at levels determined by the general partners to adequately provide for any other-than-temporary declines in asset values. In determining losses, economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which the general partner believes are relevant, are considered. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. The lease portfolio is reviewed quarterly to determine the adequacy of the allowance for losses.


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

          Cash equivalents of $2,448,000 and $1,539,000 at December 31, 1996 and 1995, respectively, are comprised of an investment in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.

     Equipment Held for Sale or Re-lease

          Equipment held for sale or re-lease, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

     Net Income Per Class A Limited Partner Unit

          Net income per Class A limited partner unit is computed by dividing net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases at December 31, 1996 and 1995 were:

                                                         1996            1995
                                                         ----            ----

     Minimum lease payments receivable                $ 130,149       $ 367,471
     Estimated unguaranteed residual value               32,566         346,635
     Unearned lease income                              (30,752)        (27,566)
                                                      ---------       ---------
                                                      $ 131,963       $ 686,540
                                                      =========       =========

                          NORTHSTAR INCOME FUND-I, L.P.

2.   Net Investment in Direct Finance Leases, continued
     ---------------------------------------

     Minimum lease payments receivable at December 31, 1996 are due in installments as follows:

     Year Ending December 31,
     ------------------------

              1996                                  $ 113,835
              1997                                     16,314
                                                    ---------
              Total                                 $ 130,149
                                                    =========

3.   Equipment on Operating Leases
     -----------------------------

     The Partnership's investments in equipment on operating leases by major class as of December 31, 1996 and 1995 were:
                                                      1996              1995
                                                      ----              ----

     Transportation and industrial equipment     $  3,549,277      $  9,262,076
     Computers and peripherals                              -         1,083,771
     Office furniture and fixtures                          -         1,094,729
     Other                                            618,437         1,235,855
                                                 ------------      ------------
                                                    4,167,714        12,676,431
     Less:
         Accumulated depreciation                  (2,640,962)       (8,311,071)
         Allowance for losses                        (472,688)         (449,963)
                                                  ------------     ------------
                                                 $  1,054,064      $  3,915,397
                                                 ============      ============

     Depreciation  expense for 1996,  1995 and 1994 was $ 1,142,542,  $2,206,241
     and $3,082,194, respectively.

     Future minimum lease rentals under noncancelable operating leases at December 31, 1996 are due in install ments as follows:

     Year Ending December 31,

         1997                                       $ 383,254
         1998                                          10,800
                                                    ---------
         Total                                      $ 394,054
                                                    =========

     Future minimum lease rentals do not include amounts which will be received under certain equipment leases for rents which may vary according to CAI's future cost of funds. These contingent rentals amounted to approximately $2,818, $21,800 and $23,000 during 1996, 1995 and 1994, respectively.

                          NORTHSTAR INCOME FUND-I, L.P.

4.   Transactions With the General Partners and Affiliates
     -----------------------------------------------------

     Acquisition Fees
     ----------------

     As permitted under terms of the Partnership Agreement, an acquisition fee is paid to the CAI General Partner for evaluating, selecting, negotiating and consummating the acquisition of equipment. The fee is equal to 2.25% of the price of equipment purchased with net offering proceeds and 3% of the price of equipment purchased with reinvested operating proceeds. There were no acquisition fees in 1996 or 1995. Acquisition fees totaled $6,836 in 1994, all of which were capitalized by the Partnership as part of the cost of the equipment on operating leases and net investment in direct finance leases.

     Management Fees
     ---------------

     As permitted under terms of the Partnership Agreement, the general partners receive management fees equal to 2.675% of monthly gross rentals received by the Partnership (payable 2% to the CAI General Partner and 0.675% to the Lehman Brothers General Partner), payable monthly in arrears as compensation for services rendered in connection with the management of the Partnership's equipment. Management fees totaled $78,685, $107,761 and $125,327 in 1996, 1995 and 1994, respectively.

     Incentive Management Fee
     ------------------------

     The General Partners receive an incentive management fee equal to 5% of monthly gross rentals from releases received by the Partnership (payable 4% to the CAI General Partner and 1% to the Lehman Brothers General Partner), payable monthly in arrears as compensation for negotiating and consummating extensions, renewals and re-leases of equipment and monitoring the subsequent performance of lessees as permitted under the Partnership Agreement. Incentive management fees totaled $20,489, $24,745 and $30,283 in 1996, 1995 and 1994, respectively.

     Direct Services
     ---------------

     The General Partners and their affiliates provide accounting, investor relations, billing, collecting, asset management and other administrative services to the Partnership. The Partnership reimburses the General Partners for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $65,750, $60,768 and $70,003 in 1996, 1995 and 1994, respectively.

     Equipment Purchases
     -------------------

     The Partnership made no equipment purchases in 1996 or 1995. The Partnership purchased equipment from CAII with a total purchase price of $234,693 during 1994. The Partnership purchased the equipment at CAII's cost, plus reimbursement of other acquisition costs, as provided for in the Partnership Agreement.

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


5.   Tax Information (Unaudited)
     ---------------

     The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31,:


                                                                  1996           1995           1994
                                                                  ----           ----           ----

     Net income per financial statements                      $ 1,185,995    $ 1,373,906    $ 1,544,149
     Differences due to:
        Direct finance leases                                     481,984        960,182        738,287
        Depreciation                                              115,760        334,595       (347,992)
        Provision for losses                                            -              -        (42,120)
        Loss on sale of equipment                                  (3,579)      (200,851)       761,539
        Other                                                     (26,679)        91,387        (92,216)
                                                              -----------    -----------    -----------

     Partnership income for federal income tax purposes       $ 1,753,481    $ 2,559,219    $ 2,561,647
                                                              ===========    ===========    ===========


                          NORTHSTAR INCOME FUND-I, L.P.

5.   Tax Information (Unaudited), continued
     ---------------

     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the years ended December 31,:

                                                                   1996            1995            1994
                                                                   ----            ----            ----

     Partners' capital per financial statements               $  2,214,153    $  5,529,832    $  8,877,186
     Differences due to:
       Commissions and offering costs                            6,792,543       6,792,543       6,792,543
       Direct finance leases                                     8,372,539       7,890,555       6,930,373
       Depreciation                                            (10,614,792)    (10,730,552)    (11,065,147)
       Provision for losses                                      3,652,511       3,652,511       3,652,511
       Reduction for excess of fair value over basis
         on contributed property                                  (617,411)       (617,411)       (617,411)
       Loss on sale of equipment                                  (988,799)       (985,220)       (784,369)
       Other                                                        43,965          70,644         (20,742)
                                                              ------------    ------------    ------------
     Partners' capital for federal income tax purposes        $  8,854,709    $ 11,602,902    $ 13,764,944
                                                              ============    ============    ============


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

7.   Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. The carrying amounts at December 31, 1996 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
NORTHSTAR INCOME FUND-I, L.P.:

Under date of January 31, 1997, we reported on the balance sheets of Northstar Income Fund-I, L.P. as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the Partnership's annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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


                                         /s/KPMG Peat Marwick LLP
                                         ------------------------
                                         KPMG PEAT MARWICK LLP

Denver, Colorado
January 31, 1997

                          NORTHSTAR INCOME FUND-I, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1996, 1994 and 1993


COLUMN A                                        COLUMN B                 COLUMN C                 COLUMN D       COLUMN E
--------                                        --------       -------------------------------   ----------      --------
                                                                                 Additions
                                              Balance at       Additions       (deductions)                         Balance
                                              beginning        charged to      charged to                           at end
Classification                                of period        expenses       other accounts     Deductions        of period
--------------                               -----------      -----------     ----------------   ----------      ------------
                                                                              (1)          (2)      (3)


         1996
---------------------

Allowance for losses:
  Equipment on operating leases              $ 449,963      $             -      $  41,725       $ (19,000)      $ 472,688
                                             =========      ===============      =========       =========       =========


         1995
---------------------

Allowance for losses:
  Equipment on operating leases              $ 494,215      $             -      $ (42,821)      $  (1,431)      $ 449,963
                                             =========      ===============      =========       =========       =========


        1994
---------------------

Allowance for losses:
  Accounts receivable                        $ 150,221      $             -      $(150,221)      $       -
  Equipment on operating leases                475,397              110,666         18,818        (110,666)        494,215
                                             ---------      ---------------      ---------       ---------       ---------

          Totals                             $ 625,618      $       110,666      $(131,403)      $(110,666)      $ 494,215
                                             =========      ===============      =========       =========       =========









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

    Robert A. Golden            Vice President and Director

    David J. Anderson           Chief Accounting Officer and Secretary


JOHN F. OLMSTEAD, age 52 joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

            ---------------------------------------------------

DENNIS J. LACEY, age 43, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Equipment Leasing V Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of CAI.

JOHN E. CHRISTENSEN, age 49, joined CAII as Vice President and Treasurer in November 1988. He now serves as Senior Vice President, Finance and Chief Financial Officer of CAI and CAII. Mr. Christensen previously held senior management positions at Maxicare Health Plans, Inc., Global Marine, Inc. and Santa Fe International, Inc. Mr. Christensen obtained his MBA in Finance from the University of Michigan and his Bachelor of Arts degree from Michigan State University.

ANTHONY M. DIPAOLO, age 37, joined CAII in July 1990 as an Assistant Treasurer and is currently Senior Vice President-Business Development. He has also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held financial management positions as Chief Financial Officer for Mile High Kennel Club, Inc. from 1988 to 1990 and was Vice President/Controller for VICORP Restaurants, Inc. from 1986 through 1988. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

DANIEL J. WALLER, age 38, joined CAII in July 1990, as a manager of Investor Relations. Mr. Waller assumed the responsibility for the asset management department a short time later, and is currently Vice President, Capital Markets Group. Prior to joining CAII, Mr. Waller was an audit manager with Coopers & Lybrand for over three years and gained considerable experience in the leasing industry. While at Coopers & Lybrand, Mr. Waller held positions with the International Accounting and Auditing Committee as well as the national Auditing Directorate. Mr. Waller holds a Bachelor of Arts degree in accounting from the University of Northern Iowa.

RICHARD H. ABERNETHY, age 42, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

JOHN A. REED, age 41, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Reed was Vice President of Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

            ---------------------------------------------------

ROBERT A. GOLDEN, age 51, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

DAVID J. ANDERSON, age 43, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that working in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.

                    Northstar Equipment Leasing Income Inc.
                    ---------------------------------------

              Name                                     Positions Held
              ----                                     --------------

          Paul L. Abbott                              Managing Director

          Robert Sternlieb                            Assistant Vice President

PAUL L. ABBOTT, 51, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

ROBERT STERNLIEB, 32, is an Assistant Vice President of Lehman Brothers and is responsible for asset management within the Diversified Asset Group. Mr. Sternlieb joined Lehman Brothers in April 1989 as an asset manager. From May 1986 to April 1989, he was a systems analyst at Drexel Burnham Lambert. Mr. Sternlieb received a B.S. degree in Finance from Lehigh University in 1986.


Item 11.    Executive Compensation
            ----------------------

No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1996.

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


            Class B Limited Partner
            ---------------------

            Capital Associates International, Inc.
            7175 West Jefferson Avenue
            Suite 4000
            Lakewood, Colorado 80235

(b) No directors or officers of the CAI General Partner, the Lehman Brothers General Partner or the Class B limited partner owned any Class A limited partner units as of February 1, 1997.

(c) The Partnership knows of no arrangements, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

The General Partners and their affiliates receive certain types of compensation, fees or other distributions in connection with the operations of the Partnership as discussed below:

Management Fee
--------------

The General Partners receive a monthly fee in an amount equal to 2.675% of gross rentals received by the Partnership (payable 2.0% to the CAI General Partner and
 .675% to the Lehman Brothers General Partner) as compensation for services rendered in connection with the management of the Partnership's equipment. Management fees earned by the General Partners totaled $78,685 during 1996.

Incentive Management Fee
------------------------

The General Partners receive a monthly fee equal to 5% of monthly gross rentals from re-leases received by the Partnership (payable 4% to the CAI General Partner and 1% to the Lehman Brothers General Partner) as compensation for negotiating and consummating extensions, renewals and re-leases of equipment and monitoring the subsequent performance of lessees. Incentive management fees totaled $20,489 during 1996.

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

Accountable General and Administrative Expenses
-----------------------------------------------

The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $65,750 during 1996.

Additionally,   the  General   Partners   receive  3.5%  of   Partnership   cash
distributions and are allocated certain Partnership net income and gross revenues (shared 2% to the CAI General Partner and 1.5% to the Lehman Brothers General Partner) relating to their general partner interests in the Partnership. Distributions paid and net income allocated to the General Partners totaled $141,347 and $157,559 respectively, for 1996. Distributions paid and net income allocated to the Class B limited partner were $142,165 and $70,339, respectively, for 1996.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            ---------------------------------------------------------------

     (a)
     and
     (d)          The following documents are filed as part of this Report:

                  1.    Financial Statements: (Incorporated by reference to Item
                        8   of   this   Report,    "Financial   Statements   and
                        Supplementary Data").

                  2. Financial Statement Schedule: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

     (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1996.

     (c)          Exhibits required to be filed.

                  Exhibit                                    Exhibit
                  Number                                      Name
                  ------                                     ------

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

Dated:      March 7, 1997              Northstar Income Fund-I, L.P.
                                       By:      CAI Equipment Leasing I Corp.


                                       By:      /s/John F. Olmstead
                                                -------------------
                                                John F. Olmstead
                                                President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 7, 1997.

Signature                                        Title
---------                                        -----



/s/John F. Olmstead
------------------------
John F. Olmstead                  President and Director



/s/Dennis J. Lacey
------------------------
Dennis J. Lacey                   Senior Vice President and Director



/s/John E. Christensen
------------------------
John E. Christensen               Senior Vice President, Principal Financial and
                                  Chief Administrative Officer and Director


/s/Anthony M. DiPaolo
------------------------
Anthony M. DiPaolo                Senior Vice President, Assistant Secretary and
                                  Director


/s/Daniel J. Waller
------------------------
Daniel J. Waller                  Vice President and Director


/s/Richard H. Abernethy
------------------------
Richard H. Abernethy              Vice President and Director


/s/John A. Reed
------------------------
John A. Reed                      Vice President, Assistant Secretary and
                                  Director



/s/Robert A. Golden
------------------------
Robert A. Golden                  Vice President and Director



/s/David J. Anderson
------------------------
David J. Anderson                 Chief Accounting Officer and Secretary