Form 10-Q
period 1997-03-31
NORTHSTAR INCOME FUND I LP
filed 1997-05-06
CIK 838814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      March 31, 1997
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                              0-18558
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
                                       -----    -----


                        Exhibit Index Appears on Page 11

                               Page 1 of 12 Pages

                          NORTHSTAR INCOME FUND-I, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                 March 31, 1997


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
     Item 1.  Financial Statements (Unaudited)

              Balance Sheets-March 31, 1997 and December 31, 1996            3

              Statements of Income-Three months ended
              March 31, 1997 and 1996                                        4

              Statements of Cash Flows-Three months ended
              March 31, 1997 and 1996                                        5

              Notes to Financial Statements                                  6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 7-10


PART II.  OTHER INFORMATION


     Item 1.  Legal Proceedings                                              11

     Item 6.  Exhibits and Reports on Form 8-K                               11

              Signature                                                      12

                          NORTHSTAR INCOME FUND-I, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                      March 31,     December 31,
                                                         1997          1996
                                                     -----------    ------------

                                     ASSETS

Cash and cash equivalents                            $   971,635    $ 2,456,349
Accounts receivable                                      270,088        278,149
Equipment held for sale or re-lease                      271,364        324,180
Net investment in direct finance leases                   98,783        131,963
Leased equipment, net                                    910,695      1,054,064
                                                     -----------    -----------

     Total assets                                    $ 2,522,565    $ 4,244,705
                                                     ===========    ===========



                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities           $   216,382    $   672,315
  Payable to affiliates                                   12,594         22,881
  Rents received in advance                                9,191         18,188
  Distributions payable to partners                      172,406      1,317,168
                                                     -----------    -----------

     Total liabilities                                   410,573      2,030,552
                                                     -----------    -----------

Partners' Capital (Deficit):
  General partners                                      (578,739)      (578,739)
  Limited partners:
    Class A                                              694,335        790,910
    Class B                                            1,996,396      2,001,982
                                                     -----------    -----------

     Total partners' capital                           2,111,992      2,214,153
                                                     -----------    -----------

     Total liabilities and partners' capital         $ 2,522,565    $ 4,244,705
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                             Three months ended
                                                                  March 31,
                                                            --------------------
                                                              1997        1996
                                                            --------    --------

Revenue:
   Operating lease rentals                                  $238,927    $529,187
   Direct financing lease income                              11,590      38,421
   Equipment sales margin                                     42,546     171,501
   Interest income                                            15,609      25,526
                                                            --------    --------
         Total revenue                                       308,672     764,635
                                                            --------    --------

Expenses:
   Depreciation and amortization                             154,060     346,227
   Provision for losses                                            -           -
   Management fees paid to general partners                   13,283      23,346
   Direct services from general partners                      15,446      16,426
   General and administrative                                 55,638      49,450
                                                            --------    --------
         Total expenses                                      238,427     435,449
                                                            --------    --------

Net income                                                  $ 70,245    $329,186
                                                            ========    ========

Net income allocated:
   To the general partners                                  $  6,034    $ 38,190
   To the Class A limited partners                            59,819     271,094
   To the Class B limited partner                              4,392      19,902
                                                            --------    --------
                                                            $ 70,245    $329,186
                                                            ========    ========

   Net income per weighted average Class A
        limited partner unit outstanding                    $   0.57    $   2.59
                                                            ========    ========

   Weighted average Class A limited partner
        units outstanding                                    104,802     104,802
                                                            ========    ========




   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                         1997          1996
                                                     ------------   ----------


Net cash (used in) provided by operating activities  $  (167,546)   $ 1,067,065
                                                     -----------    -----------

Cash flows from financing activities:
   Distributions to partners                          (1,317,168)      (853,980)
                                                     -----------    -----------
Net cash used in financing activities                 (1,317,168)      (853,980)
                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents  (1,484,714)       213,085

Cash and cash equivalents at beginning of period       2,456,349      1,729,305
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   971,635    $ 1,942,390
                                                     ===========    ===========





















   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Basis of Presentation
      ---------------------

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partners, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1996 has been derived from the audited financial statements included in the Partnership's 1996 Form 10-K. For further information, refer to the financial statements of Northstar Income Fund-I, L.P. (the "Partnership"), and the related notes, included within the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, (the "1996 Form 10-K") previously filed with the Securities and Exchange Commission.

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                              Condensed
                                        Statements of Income
                                        for the three months      The effect on
                                           ended March 31,        net income of
                                       ----------------------    changes between
                                          1997        1996           periods
                                       ---------    ---------    ---------------

Leasing margin                         $  96,457    $ 221,381       $(124,924)
Equipment sales margin                    42,546      171,501        (128,955)
Interest income                           15,609       25,526          (9,917)
Management fees paid to general
  partners                               (13,283)     (23,346)         10,063
Direct services from general
  partners                               (15,446)     (16,426)            980
General and administrative expenses      (55,638)     (49,450)         (6,188)
Provision for losses                           -            -               -
                                       ---------    ---------       ---------
  Net income                           $  70,245    $ 329,186       $(258,941)
                                       =========    =========       =========

The Partnership is in its liquidation period as defined in the Partnership Agreement and, as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining (referred to in this discussion as "portfolio run-off").

LEASING MARGIN

Leasing margin consists of the following:

                                                         Three months ended
                                                              March 31,
                                                      --------------------------
                                                         1997           1996
                                                      ---------      -----------

Operating lease rentals                               $ 238,927      $ 529,187
Direct finance lease income                              11,590         38,421
Depreciation and amortization                          (154,060)      (346,227)
                                                      ---------      ---------
     Leasing margin                                   $  96,457      $ 221,381
                                                      =========      =========

     Leasing margin ratio                                    39%            39%
                                                             ==             ==

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


LEASING MARGIN, continued

Leasing margin decreased, and is expected to decrease further, primarily as a result of portfolio run-off.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased by the Partnership during this period reflect this low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to partners. Annual average 5-year U.S. Treasury yields for the past seven years were as follows:

Annual average 5-year U.S. Treasury Yield

         Year                               Yield
         ----                               -----

         1990                                8.37
         1991                                7.37
         1992                                6.19
         1993                                5.14
         1994                                6.69
         1995                                6.53
         1996                                6.18

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                          Three months ended
                                                               March 31,
                                                       -------------------------
                                                         1997           1996
                                                       ---------      ----------

Equipment sale revenue                                 $ 103,400      $ 402,792
Cost of equipment sales                                  (60,854)      (231,291)
                                                       ---------      ---------
     Equipment sales margin                            $  42,546      $ 171,501
                                                       =========      =========

The Partnership is in its liquidation period. During the liquidation period, as initial leases terminate, the equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales cannot be projected accurately.

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


INTEREST INCOME

The decline in interest income is due to decreases in cash available for investment.

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

No provision for losses were recorded during the three months ended March 31, 1997 or the corresponding period in 1996 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.

EXPENSES

General and administrative expenses increased primarily due to legal fees.

Management fees paid to general partners and direct services from general partners decreased primarily as a result of portfolio run-off.


Liquidity and Capital Resources
-------------------------------

The Partnership funds its activities principally with cash from rents, interest income and sale of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing accounts and short-term U.S. government securities pending distributions to the partners.

Cash from operations will fluctuate during the liquidation period as the Partnership's equipment is sold. Cash from operations was negative during the three months ended March 31, 1997 primarily due to a reduction in accounts payable of approximately $450,000.

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity and Capital Resources, continued
-------------------------------

During the three months ended March 31, 1997, the Partnership declared distributions to the Partners of $172,406 (a substantial portion of which constituted a return of capital). Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partners have represented for the last several years, a substantial portion of all distributions to the partners is expected to be a return of capital.

The general partners currently anticipate that the Partnership will generate cash flow from operations and equipment sales during the remainder of 1997 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements.

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

The Partnership anticipates that it will fund the remaining 1997 distributions to the limited partners (a substantial portion of which is expected to constitute returns of capital) out of cash from operations and cash from sales during the remainder of 1997. Because of portfolio runoff, it is anticipated that cash from operations in 1997 will decrease relative to cash from operations in 1996. Therefore, the Partnership is not expected to have sufficient cash available in 1997 to fully fund cash distributions to the Class A limited partners at annualized rates of 14% (see discussion below). The Partnership is in its liquidation period (as defined in the Partnership Agreement) and distributions during the liquidation period will be based upon cash availability and will vary. The general partners' current intent is to sell the Partnership's equipment and liquidate the Partnership no later than December 31, 1997. As the Partnership's equipment is sold, proceeds from such sales will be distributed also.

The Class B distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 14%). Therefore, because of the decrease in the distributions to the Class A limited partners effective as of March 1994, CAII, the sole Class B limited partner, ceased receiving distributions of cash from operations as of March 1994. The general partners currently anticipate that CAII will receive total future Class B distributions equal to less than 10% of the Class B limited partner's capital shown on the accompanying Balance Sheets.

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

Item 6.        Exhibits and Reports on Form 8-K

               (a)   None

               (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                          NORTHSTAR INCOME FUND-I, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            NORTHSTAR INCOME FUND-I, L.P.

                            By:      CAI Equipment Leasing I Corp.


Dated:  May 6, 1997         By:      /s/Anthony M. DiPaolo
                                     ---------------------
                                     Anthony M. DiPaolo
                                     Senior Vice President