Form 10-Q
period 1997-06-30
NORTHSTAR INCOME FUND I LP
filed 1997-08-13
CIK 838814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1997
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number                             0-18558
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

                        Exhibit Index Appears on Page 11

                               Page 1 of 12 Pages

                          NORTHSTAR INCOME FUND-I, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                  June 30, 1997


                                Table of Contents
                                -----------------


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
     Item 1.  Financial Statements (Unaudited)

              Balance Sheets-June 30, 1997 and December 31, 1996             3

              Statements of Income-Three and Six months ended
              June 30, 1997 and 1996                                         4

              Statements of Cash Flows-Six months ended
              June 30, 1997 and 1996                                         5

              Notes to Financial Statements                                  6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 7-10


PART II. OTHER INFORMATION


     Item 1.  Legal Proceedings                                             11

     Item 6.  Exhibits and Reports on Form 8-K                              11

              Signature                                                     12

                          NORTHSTAR INCOME FUND-I, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                      June 30,     December 31,
                                                       1997           1996
                                                    -----------    ------------
Cash and cash equivalents                           $ 1,039,567     $ 2,456,349
Accounts receivable                                     248,504         278,149
Equipment held for sale or re-lease                     250,238         324,180
Net investment in direct finance leases                  78,731         131,963
Leased equipment, net                                   774,562       1,054,064
                                                    -----------     -----------

      Total assets                                  $ 2,391,602     $ 4,244,705
                                                    ===========     ===========



                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Accounts payable and accrued liabilities         $   182,995     $   672,315
   Payable to affiliates                                  7,588          22,881
   Rents received in advance                              7,224          18,188
   Distributions payable to partners                    246,499       1,317,168
                                                    -----------     -----------

      Total liabilities                                 444,306       2,030,552
                                                    -----------     -----------

PARTNERS' CAPITAL (DEFICIT):
  General partners                                     (578,739)       (578,739)
  Limited partners:
    Class A                                             531,436         790,910
    Class B                                           1,994,599       2,001,982
                                                    -----------     -----------

       Total partners' capital                        1,947,296       2,214,153
                                                    -----------     -----------

      Total liabilities and partners' capital       $ 2,391,602     $ 4,244,705
                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                                     Three months ended                  Six months ended
                                                                         June 30,                             June 30,
                                                              -----------------------------         -----------------------------
                                                                 1997              1996                1997             1996
                                                              ----------         ----------         ----------         ----------
REVENUE:
   Operating lease rentals                                    $  233,779         $  350,437         $  472,706         $  879,624
   Direct financing lease income                                   9,731             44,951             21,321             83,372
   Equipment sales margin                                         49,360             95,600             91,906            267,101
   Interest income                                                12,238             52,812             27,847             78,338
                                                              ----------         ----------         ----------         ----------
   Total revenue                                                 305,108            543,800            613,780          1,308,435
                                                              ----------         ----------         ----------         ----------

EXPENSES:
   Depreciation and amortization                                 136,747            310,434            290,807            656,661
   Provision for losses                                                -                  -                  -                  -
   Management fees paid to general partners                       12,261             23,937             25,544             47,283
   Direct services from general partners                          14,836             19,726             30,282             36,152
   General and administrative                                     59,461            125,280            115,099            174,730
                                                              ----------         ----------         ----------         ----------
   Total expenses                                                223,305            479,377            461,732            914,826
                                                              ----------         ----------         ----------         ----------

NET INCOME                                                    $   81,803         $   64,423         $  152,048         $  393,609
                                                              ==========         ==========         ==========         ==========

NET INCOME ALLOCATED:
   To the general partners                                    $    8,629         $   25,821         $   14,663         $   64,011
   To the Class A limited partners                                68,170             35,962            127,989            307,056
   To the Class B limited partner                                  5,004              2,640              9,396             22,542
                                                              ----------         ----------         ----------         ----------
                                                              $   81,803         $   64,423         $  152,048         $  393,609
                                                              ==========         ==========         ==========         ==========

   Net income per weighted average Class A
   limited partner unit outstanding                           $     0.65         $     0.34         $     1.22         $     2.93
                                                              ==========         ==========         ==========         ==========

   Weighted average Class A limited partner
   units outstanding                                             104,802            104,802            104,802            104,802
                                                              ==========         ==========         ==========         ==========





   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                     --------------------------
                                                        June 30,       June 30,
                                                         1997           1996
                                                     -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $    72,792    $ 1,789,846
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                          (1,489,574)    (1,945,138)
                                                     -----------    -----------
Net cash used in financing activities                 (1,489,574)    (1,945,138)
                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (1,416,782)      (155,292)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       2,456,349      1,729,305
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 1,039,567    $ 1,574,013
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

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                              Condensed Statements                         Condensed Statements
                                                 of Income for          The effect on         of Income for         The effect on
                                                the three months          net income          the six months          net income
                                                 ended June 30,           of changes          ended June 30,          of changes
                                           --------------------------      between      --------------------------     between
                                               1997          1996          periods         1997          1996          periods
                                           ------------  ------------   -------------   ------------  ------------  -------------

Leasing margin                              $ 106,763     $  84,954      $  21,809       $ 203,220     $ 306,335     $(103,115)
Equipment sales margin                         49,360        95,600        (46,240)         91,906       267,101      (175,195)
Interest income                                12,238        52,812        (40,574)         27,847        78,338       (50,491)
Management fees paid to general partners      (12,261)      (23,937)        11,676         (25,544)      (47,283)       21,739
Direct services from general partners         (14,836)      (19,726)         4,890         (30,282)      (36,152)        5,870
General and administrative                    (59,461)     (125,280)        65,819        (115,099)     (174,730)       59,631
Provision for losses                                -             -              -               -             -             -
                                            ---------     ---------      ---------       ---------     ---------     ---------

Net income                                  $  81,803     $  64,423      $  17,380       $ 152,048     $ 393,609     $(241,561)
                                            =========     =========      =========       =========     =========     =========


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

LEASING MARGIN

Leasing margin consists of the following:

                                   Three months ended       Six months ended
                                         June 30,                June 30,
                                 ----------------------   ---------------------
                                    1997       1996         1997        1996
                                 ---------   ---------    ---------   ---------

Operating lease rentals          $ 233,779   $ 350,437    $ 472,706   $ 879,624
Direct finance lease income          9,731      44,951       21,321      83,372
Depreciation and amortization     (136,747)   (310,434)    (290,807)   (656,661)
                                 ---------   ---------    ---------   ---------

Leasing margin                   $ 106,763   $  84,954    $ 203,220   $ 306,335
                                 =========   =========    =========   =========

Leasing margin ratio                    44%         21%          41%         32%
                                 =========   =========    =========   =========

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

LEASING MARGIN, continued

Leasing margin decreased for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, and is expected to decrease further, primarily as a result of portfolio run-off. Leasing margin ratio increased primarily because of remarketing activities.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased by the Partnership during this period reflect this low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to partners. Annual average 5-year U.S. Treasury yields for the past seven years were as follows:

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                   Three months ended       Six months ended
                                         June 30,                June 30,
                                 ----------------------   ---------------------
                                    1997       1996         1997        1996
                                 ---------   ---------    ---------   ---------

Equipment sales revenue          $  70,486   $  310,900   $ 173,886  $  713,692
Cost of equipment sales            (21,126)    (215,300)    (81,980)   (446,591)
                                 ---------   ----------   ---------  ----------
   Equipment sales margin        $  49,360   $   95,600   $  91,906  $  267,101
                                 =========   ==========   =========  ==========

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

No provision for losses were recorded during the six months ended June 30, 1997 or the corresponding period in 1996 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.

EXPENSES

Management fees paid to general partners and direct services from general partners decreased primarily as a result of portfolio run-off. General and administrative expenses for the three and six months ended June 30, 1996 included $67,194 reimbursed to the CAI general partner for insurance costs related to prior years.

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

During the six months ended June 30, 1997, the Partnership declared distributions to the Partners of $418,905 (a substantial portion of which constituted a return of capital). Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partners have represented for the last several years, a substantial portion of all distributions to the partners is expected to be a return of capital.

The general partners currently anticipate that the Partnership will generate cash flow from operations and equipment sales during the remainder of 1997 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements.

The general partners have also identified what they believe to be an error in the allocation of taxable income provision of the Partnership Agreement. Specifically, the general partners are not allocated income for entire cash distributions received resulting in a deficit capital account. The status of a potential change in the allocation of taxable income remains unresolved pending further discussions between the CAI General Partner and the Lehman General Partner.

The Partnership anticipates that it will fund the remaining 1997 distributions to the limited partners (a substantial portion of which is expected to constitute returns of capital) out of cash from operations and cash from sales during the remainder of 1997. Because of portfolio runoff, it is anticipated that cash from operations in 1997 will decrease relative to cash from operations in 1996. Therefore, the Partnership is not expected to have sufficient cash available in 1997 to fully fund cash distributions to the Class A limited partners at annualized rates of 14% (see discussion below). The Partnership is in its liquidation period (as defined in the Partnership Agreement) and distributions during the liquidation period will be based upon cash availability and will vary. As the Partnership's equipment is sold, proceeds from such sales will be distributed also. Although it is the general partners' current intent is to sell the Partnership's equipment and liquidate the Partnership no later than December 31, 1997, certain on-going litigation may cause the Partnership to remain active beyond this date.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                          NORTHSTAR INCOME FUND-I, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NORTHSTAR INCOME FUND-I, L.P.

                                        By:  CAI Equipment Leasing I Corp.


Dated:  August 13, 1997                 By:  /s/Anthony M. DiPaolo
                                             ---------------------
                                             Anthony M. DiPaolo
                                             Senior Vice President