Form 10-Q
period 1997-09-30
NORTHSTAR INCOME FUND I LP
filed 1997-11-13
CIK 838814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1997
                               -------------------------------------------------

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

                        Exhibit Index Appears on Page 11

                               Page 1 of 12 Pages

                          NORTHSTAR INCOME FUND-I, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                               September 30, 1997


                                Table of Contents
                                -----------------


PART I.     FINANCIAL INFORMATION                                           PAGE
                                                                            ----

   Item 1.  Financial Statements (Unaudited)

            Balance Sheets-September 30, 1997 and December 31, 1996          3

            Statements of Income-Three and Nine months ended
            September 30, 1997 and 1996                                      4

            Statements of Cash Flows-Nine months ended
            September 30, 1997 and 1996                                      5

            Notes to Financial Statements                                    6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7-10


PART II.    OTHER INFORMATION


   Item 1.  Legal Proceedings                                               11

   Item 6.  Exhibits and Reports on Form 8-K                                11

            Signature                                                       12

                          NORTHSTAR INCOME FUND-I, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                    September 30,   December 31,
                                                        1997           1996
                                                    -------------   ------------

Cash and cash equivalents                            $ 1,004,883    $ 2,456,349
Accounts receivable                                      297,717        278,149
Equipment held for sale or re-lease                      225,992        324,180
Net investment in direct finance leases                   53,793        131,963
Leased equipment, net                                    654,113      1,054,064
                                                     -----------    -----------

                  Total assets                       $ 2,236,498    $ 4,244,705
                                                     ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued liabilities           $   215,672    $   672,315
  Payable to affiliates                                    6,118         22,881
  Rents received in advance                                  710         18,188
  Distributions payable to partners                      204,537      1,317,168
                                                     -----------    -----------

                  Total liabilities                      427,037      2,030,552
                                                     -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General partners                                      (578,739)      (578,739)
  Limited partners:
    Class A                                              395,826        790,910
    Class B                                            1,992,374      2,001,982
                                                     -----------    -----------

      Total partners' capital                          1,809,461      2,214,153
                                                     -----------    -----------

      Total liabilities and partners' capital        $ 2,236,498    $ 4,244,705
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Three months ended            Nine months ended
                                                         September 30,                 September 30,
                                                 ----------------------------    -----------------------------
                                                    1997            1996           1997             1996
                                                 -----------      -----------   ------------    -------------
REVENUE:
   Operating lease rentals                        $  195,136      $  379,425     $  667,842     $ 1,259,049
   Direct financing lease income                       8,472          29,193         29,793         112,565
   Equipment sales margin                             52,504         211,354        144,410         478,455
   Interest income                                    12,691          18,483         40,538          96,821
                                                  ----------      ----------     ----------     -----------
         Total revenue                               268,803         638,455        882,583       1,946,890
                                                  ----------      ----------     ----------     -----------

EXPENSES:
   Depreciation and amortization                     138,758         272,832        429,565         929,493
   Provision for losses                                    -               -              -               -
   Management fees paid to general partners           11,916          18,832         37,460          66,115
   Direct services from general partners              15,934          14,281         46,216          50,433
   General and administrative                         35,493          32,047        150,592         206,777
                                                  ----------      ----------     ----------     -----------
         Total expenses                              202,101         337,992        663,833       1,252,818
                                                  ----------      ----------     ----------     -----------

NET INCOME                                        $   66,702      $  300,463     $  218,750     $   694,072
                                                  ==========      ==========     ==========     ===========
NET INCOME ALLOCATED:
   To the general partners                        $    7,158      $   47,447     $   21,821     $   111,458
   To the Class A limited partners                    55,471         235,710        183,460         542,766
   To the Class B limited partner                      4,073          17,306         13,469          39,848
                                                  ----------      ----------     ----------     -----------
                                                  $   66,702      $  300,463     $  218,750     $   694,072
                                                  ==========      ==========     ==========     ===========
   Net income per weighted average Class A
        limited partner unit outstanding          $      .53      $     2.25     $     1.75     $      5.18
                                                  ==========      ==========     ==========     ===========
   Weighted average Class A limited partner
        units outstanding                            104,802         104,802        104,802         104,802
                                                  ==========      ==========     ==========     ===========




   The accompanying notes are an integral part of these financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine months ended
                                                    ---------------------------
                                                           September 30,
                                                        1997           1996
                                                    ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES           $    284,606   $  3,124,438
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                          (1,736,072)    (2,682,860)
                                                    ------------   ------------
Net cash used in financing activities                 (1,736,072)    (2,682,860)
                                                    ------------   ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                    (1,451,466)       441,578

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       2,456,349      1,729,305
                                                    ------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  1,004,883   $  2,170,883
                                                    ============   ============





















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

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:



                                   Condensed Statements                        Condensed Statements
                                       of Income for         The effect on       of Income for            The effect on
                                     the three months         net income         the nine months            net income
                                    ended September 30,       of changes      ended September 30,           of changes
                                 -------------------------     between       -------------------------       between
                                    1997          1996         periods          1997           1996          periods
                                 ----------    -----------  -------------    ----------     ----------    -------------

Leasing margin                   $   64,850     $ 135,786    $  (70,936)     $  268,070     $  442,121     $ (174,051)
Equipment sales margin               52,504       211,354      (158,850)        144,410        478,455       (334,045)
Interest income                      12,691        18,483        (5,792)         40,538         96,821        (56,283)
Management fees paid to
   general partners                 (11,916)      (18,832)        6,916         (37,460)       (66,115)        28,655
Direct services from
   general partners                 (15,934)      (14,281)       (1,653)        (46,216)       (50,433)         4,217
General and administrative          (35,493)      (32,047)       (3,446)       (150,592)      (206,777)        56,185
                                 ----------    ----------    ----------      ----------     ----------     ----------

Net income                       $   66,702     $ 300,463    $ (233,761)     $  218,750     $  694,072     $ (475,322)
                                 ==========     =========    ==========      ==========     ==========     ==========

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

Leasing Margin

Leasing margin consists of the following:


                                         Three months ended            Nine months ended
                                            September 30,                 September 30,
                                      -------------------------  ---------------------------
                                         1997           1996        1997           1996
                                      -----------   -----------  -----------    ------------

Operating lease rentals               $  195,136    $  379,425   $  667,842      $ 1,259,049
Direct finance lease income                8,472        29,193       29,793          112,565
Depreciation and amortization           (138,758)     (272,832)    (429,565)        (929,493)
                                      ----------    ----------   ----------      -----------
   Leasing margin                     $   64,850    $  135,786   $  268,070      $   442,121
                                      ==========    ==========   ==========      ===========

   Leasing margin ratio                       32%           33%          38%              32%
                                              ==            ==           ==               ==

                          NORTHSTAR INCOME FUND-I, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

LEASING MARGIN, continued

Leasing margin decreased and is expected to decrease further, primarily as a result of portfolio run-off.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                Three months ended        Nine months ended
                                   September 30,             September 30,
                            ------------------------   -------------------------
                               1997         1996          1997          1996
                            ----------   -----------   -----------   -----------

Equipment sales revenue     $  65,250    $  754,575    $  239,136   $ 1,468,267
Cost of equipment sales       (12,746)     (543,221)      (94,726)     (989,812)
                            ---------    ----------    ----------   -----------
   Equipment sales margin   $  52,504    $  211,354    $  144,410   $   478,455
                            =========    ==========    ==========   ===========

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

No provision for losses were recorded because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.

EXPENSES

Management fees paid to general partners, direct services from general partners and general and administrative expenses decreased primarily as a result of portfolio run-off. General and administrative expenses for the nine months ended September 30, 1996 included $67,194 reimbursed to the CAI general partner for insurance costs related to prior years.

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

During the nine months ended September 30, 1997, the Partnership declared distributions to the Partners of $623,441 (a substantial portion of which constituted a return of capital). Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partners have represented for the last several years, a substantial portion of all distributions to the partners is expected to be a return of capital.

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

The Partnership anticipates that it will fund the remaining distributions to the limited partners (a substantial portion of which is expected to constitute returns of capital) out of cash from operations and cash from sales. Because of portfolio runoff, it is anticipated that cash from operations in 1997 will decrease relative to cash from operations in 1996. Therefore, the Partnership is not expected to have sufficient cash available in 1997 to fully fund cash distributions to the Class A limited partners at annualized rates of 14% (see discussion below). The Partnership is in its liquidation period (as defined in the Partnership Agreement) and distributions during the liquidation period will be based upon cash availability and will vary. As the Partnership's equipment is sold, proceeds from such sales will be distributed also. Although it is the general partners' current intent is to sell the Partnership's equipment and liquidate the Partnership no later than December 31, 1997, certain on-going litigation may cause the Partnership to remain active beyond this date.

The Class B distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement. Therefore, because of the decrease in the distributions to the Class A limited partners effective as of March 1994, CAII, the sole Class B limited partner, ceased receiving distributions of cash from operations as of March 1994. The general partners currently anticipate that CAII will receive total future Class B distributions equal to less than 10% of the Class B limited partner's capital shown on the accompanying Balance Sheets.

                          NORTHSTAR INCOME FUND-I, L.P.

                                    PART II.

                                OTHER INFORMATION



Item 1.    Legal Proceedings

           The Partnership is involved in routine legal proceedings incidental to the conduct of its business. The general partners believe none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Partnership. Other than the potential delay in the final liquidations.

Item 6.    Exhibits and Reports on Form 8-K

       (a) None

       (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                          NORTHSTAR INCOME FUND-I, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NORTHSTAR INCOME FUND-I, L.P.

                                      By:  CAI Equipment Leasing I Corp.


Dated:  November 12, 1997             By:  /s/Anthony M. DiPaolo
                                           ---------------------
                                           Anthony M. DiPaolo
                                           Senior Vice President