Form 10-K
period 1997-12-31
NORTHSTAR INCOME FUND I LP
filed 1998-03-31
CIK 838814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

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
                                                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----.

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

                        Exhibit Index Appears on Page 32

                               Page 1 of 33 Pages

Item 1.   Business
          --------

Northstar Income Fund-I, L.P., a Delaware limited partnership (the "Partnership"), is engaged in the business of owning and leasing equipment. CAI Equipment Leasing I Corp. (the "CAI General Partner"), a Colorado corporation and a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), and Northstar Equipment Leasing Income Inc. (the "Northstar General Partner"), a Delaware corporation and an affiliate of Lehman Brothers Inc. (formerly Shearson Lehman Brothers Inc.), are the general partners of the Partnership (the "General Partners" or "general partners").

Capital Associates International, Inc. ("CAII"), an affiliate of the CAI General Partner, is the sole Class B limited partner of the Partnership. In exchange for its Class B limited partner interest, CAII contributed equipment to the Partnership having an aggregate acquisition value of approximately $4,899,866 (which represented 10% of the net offering proceeds received from the sale of Class A limited partner units and the equipment contributed by CAII). CAII is the largest single investor in the Partnership.

During 1997, the Partnership liquidated substantially all of its assets and distributed the related proceeds to the partners in accordance with the Partnership Agreement. It is the intent of the general partners to liquidate the remaining assets and settle all liabilities during 1998. Excess cash, if any, will be distributed to the Partners in accordance with the Partnership Agreement.

The Partnership acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was purchased by CAII directly from manufacturers or other independent third parties and sold to the Partnership. The equipment generally consisted of, but was not limited to, office technology and manufacturing equipment. The Partnership is in its liquidation period, as defined in the Partnership Agreement. Accordingly, the Partnership did not purchase any equipment during 1997 and the Partnership will not acquire any equipment in future periods.

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

Upon expiration of an initial lease, the Partnership typically attempted to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee was not negotiated, the Partnership attempted to lease or sell the equipment to a third party. Since the Partnership is in its liquidation period, all equipment held as of December 31, 1997 is intended to be sold in 1998.

The ultimate rate of return on leases depends, in part, on interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

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

The Partnership competed in the leasing marketplace as a lessor with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership is in its liquidation period, as defined in the Partnership Agreement; therefore, the Partnership currently competes mainly on the basis of the expertise of its General Partners in remarketing equipment. Although the Partnership does not account for a significant percentage of the leasing market, the General Partners believe the Partnership's remarketing strategies enable it to compete effectively in the remarketing markets.

The Partnership leased equipment to a significant number of lessees. In 1997, three lessees accounted for 22%, 15% and 10%, respectively, of total partnership revenue.

Item 2.   Properties
          ----------

The Partnership does not own or lease any physical properties other than the equipment discussed in Item 1 of this Report, "Business".

Item 3.   Legal Proceedings
          -----------------

Neither the Partnership nor any of the Partnership's equipment are the subject of any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.


Item 5.   Market  for the  Partnership's Common  Equity and Related  Stockholder
          ----------------------------------------------------------------------
          Matters
          -------

(a) The Partnership's Class A limited partner units, Class B limited partnership interest and general partnership interests are not publicly traded. There is no established public trading market for such units and interests, and none is expected to develop.

(b)       As of December 31, 1997, there were 3,127 Class A limited partners.

Item 5.   Market for the Partnership's  Common  Equity and  Related  Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)       Distributions
          -------------

          During  1997,  the  Partnership   made  five  (5)   distributions   (a
          substantial portion of which constituted a return of capital) to Class A limited partners, as follows:


                                                                                           Distributions
                                                                   Distributions Per        of Cash from      Distributions of
                                                                  $500 Class A Limited       Operations        Cash from Sales
             For the              Payment          Total         Partner Unit (computed     (computed on        (computed on
          Quarter Ended         Made During      Distributions    on weighted average)    weighted average)   weighted average)
          -------------         -----------      -------------   ----------------------   -----------------   -----------------

          December 31, 1996     January 1997     $ 1,181,479           $ 11.27                 $ 3.58               $  7.69
          March 31, 1997        April 1997           156,394              1.49                    .63                   .86
          June 30, 1998         July 1997            231,069              2.20                   1.62                   .58
          September 30, 1997    October 1997         191,081              1.82                   1.28                   .54
          December 31, 1997     December 1997      1,859,826             17.75                      -                 17.75
                                                 -----------           -------                 ------               -------
                                                 $ 3,619,849           $ 34.53                 $ 7.11               $ 27.42
                                                 ===========           =======                 ======               =======


          Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partners have represented for the last several years, a substantial portion of all distributions to the partners is expected to be a return of capital. Total distributions to Class A limited partners were $56,455,232 from the inception of the Partnership through December 31, 1997 ($538.68 per weighted average Class A limited partner unit outstanding).

          The distribution for the quarter ended December 31, 1997, totaling $1,859,826 (cash from liquidation) was paid to the Class A limited partners in December 1997. Distributions to the General Partners and Class B limited partner during 1997 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions".

          During 1996, the Partnership made four (4) quarterly distributions (a substantial portion of which constituted a return of capital) to Class A limited partners, as follows:


                                                                                           Distributions
                                                                   Distributions Per        of Cash from      Distributions of
                                                                  $500 Class A Limited       Operations        Cash from Sales
             For the              Payment          Total         Partner Unit (computed     (computed on        (computed on
          Quarter Ended         Made During      Distributions    on weighted average)    weighted average)   weighted average)
          -------------         -----------      -------------   ----------------------   -----------------   -----------------

          December 31, 1995     January 1996      $   823,614          $  7.86                 $  7.82              $  0.04
          March 31, 1996        April 1996          1,014,098             9.68                    6.34                 3.34
          June 30, 1996         July 1996             681,900             6.51                    3.93                 2.58
          September 30, 1996    October 1996        1,235,365            11.78                    5.53                 6.25
                                                  -----------          -------                 -------              -------
                                                  $ 3,754,977          $ 35.83                 $ 23.62              $ 12.21
                                                  ===========          =======                 =======              =======


Item 5.   Market  for the  Partnership's Common  Equity and  Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)       Distributions, continued
          -------------

          The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving cumulative distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 15%). Therefore, because the Class A limited partners have not received their total cumulative distributions, CAII, the Class B limited partner is not receiving distributions of cash from operations, and as a result of this subordination, the general
          partners   anticipate   that  CAII  will  not   receive   any   future
          distributions of cash from operations. As a result, the general partners anticipate that CAII will only recover approximately $3.6 million or 73% of its original $4.9 million Class B investment.


Item 6.   Selected Financial Data
          -----------------------

The following selected financial data relates to the years ended December 31, 1993 through 1997. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.


                                                   1997             1996              1995             1994              1993
                                                   ----             ----              ----             ----              ----

Total revenue                                  $ 1,672,634      $ 2,767,465       $ 3,911,086      $ 5,266,986       $ 8,223,119

Net income                                         681,121        1,185,997         1,373,906        1,544,149         1,888,272

Net income per weighted average
  Class A limited partner unit outstanding            5.19             9.14             10.74            11.20             14.25

Total assets                                       551,542        4,244,705         6,695,392       11,177,527        18,218,316

Distributions declared to partners               2,764,865        4,501,676         4,721,260        8,118,393         8,160,752

Distributions declared per weighted average
  Class A limited partner unit outstanding           23.27            39.24             42.98            70.99             70.00



Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

Results of Operations, continued
---------------------


                                                Condensed                                  Condense
                                            Statements of Income    The effect on        Statements of         The effect of
                                               for the years         net income       Income for the years       net income
                                             ended December 31,      of changes        ended December 31,        of changes
                                          -----------------------      between      ------------------------      between
                                             1997         1996          years           1996        1995           years
                                          ----------  -----------   -------------   ------------ -----------   -------------

Leasing margin                            $  345,028  $   567,279    $ (222,251)    $   567,279  $ 1,050,155    $ (482,876)
Equipment sales margin                       749,526      940,938      (191,412)        940,938      166,969       773,969
Interest income                               55,346       83,396       (28,050)         83,396      131,832       (48,436)
Other income                                       -       33,310       (33,310)         33,310      355,889      (322,579)
Management fees paid to
  general partners                           (50,936)     (99,174)       48,238         (99,174)    (132,506)       33,332
Direct services from general partners       (116,397)     (65,750)      (50,647)        (65,750)     (60,768)       (4,982)
General and administrative expenses         (301,446)    (274,002)      (27,444)       (274,002)    (137,665)     (136,337)
                                          ----------  -----------    ----------     -----------  ------------   ----------
  Net income                              $  681,121  $ 1,185,997    $ (504,876)    $ 1,185,997  $ 1,373,906    $ (187,909)
                                          ==========  ===========    ==========     ===========  ===========    ==========



The Partnership is in its liquidation period, as defined in the Partnership Agreement, and as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the equipment is being sold. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining (referred to in this discussion as "portfolio run-off").

LEASING MARGIN

Leasing margin consists of the following:

                                           Years ended December 31,
                               -----------------------------------------------
                                   1997             1996               1995
                                   ----             ----               ----

Operating lease rentals        $  832,440      $  1,577,529       $  3,122,669
Direct finance lease income        35,322           132,292            133,727
Depreciation                     (522,734)       (1,142,542)        (2,206,241)
                               ----------      ------------       ------------
  Leasing margin               $  345,028      $    567,279       $  1,050,155
                               ==========      ============       ============

  Leasing margin ratio                 40%               33%                32%
                                       ==                ==                 ==

All components of leasing margin decreased for the years ended December 31, 1997 and 1996, and are expected to decrease further, primarily as a result of portfolio run-off.

Leasing margin ratio fluctuates based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities, and (iii) the relative age and types of leases in the portfolio. (Operating leases have a relatively lower leasing margin early in the lease term and an increasing leasing margin as the lease term passes. The majority of the Partnership's leases were operating leases).

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

Results of Operations, continued
---------------------

Leasing margin ratio increased primarily because of the age and run-off of the operating leases held by the Partnership.

The ultimate rate of return on leases depends, in part, on interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                Years ended December 31,
                                     ------------------------------------------
                                         1997             1996           1995
                                         ----             ----           ----

Equipment sales revenue              $ 1,658,916     $  2,396,640    $  538,504
Cost of equipment sales                 (909,390)      (1,455,702)     (371,535)
                                     -----------     ------------    ----------
Equipment sales margin               $   749,526     $    940,938    $  166,969
                                     ===========     ============    ==========

The Partnership is in its liquidation period. During the liquidation period, as initial leases terminate, the equipment is being sold. Equipment sales revenue, cost of equipment sales and the resulting equipment sales margin all decreased in 1997 compared to 1996 due to portfolio run-off. The increase in equipment sales margin in 1996 compared to 1995 is primarily due to the success of the general partners in selling the Partnership's equipment for amounts in excess of their net book values.

INTEREST INCOME

The decline in interest income is due to decreases in excess cash available for investment.

OTHER INCOME

Other income for the year ended December 31, 1995 represented the collection of previously charged-off accounts receivable from one lessee.

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

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

Results of Operations, continued
---------------------

PROVISION FOR LOSSES, continued

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs ongoing quarterly assessments of its assets to identify any other-than-temporary losses in value.

No provision for losses were recorded in 1997, 1996 or 1995 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.

EXPENSES

Management fees paid to general partners decreased due to portfolio run-off.

Direct services from general partners and general and administrative expenses increased in 1997 due to expenses associated with liquidating the Partnership.

General and administrative expenses increased in 1996 as compared to 1995 due to
(i) $67,194 reimbursed to the CAI General Partner during the second quarter 1996 for insurance costs related to prior years and (ii) shipping and warehouse costs related to certain equipment returned to the Partnership.

Liquidity and Capital Resources
-------------------------------

The Partnership funded its activities principally with cash from rents, interest income and sale of off-lease equipment. Available cash and cash reserves of the Partnership were invested in interest bearing accounts and short-term U.S. government securities pending distributions to the partners.

During 1997, 1996 and 1995, the Partnership declared distributions to the partners of $2,764,865, $4,501,676 and $4,721,260, respectively (a substantial portion of which constituted a return of capital). Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The total return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. However, as the general partners have represented for the last several years, a substantial portion of all distributions to the partners is expected to be a return of capital.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------


Liquidity and Capital Resources, continued
-------------------------------

The general partners anticipate that the Partnership will generate cash flow from rentals and equipment sales during 1998 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements. Any remaining cash will be distributed to the partners in accordance with the Partnership Agreement. The Partnership's intent is to dissolve and distribute all of its assets no later than December 31, 1998.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving cumulative distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 15%). Therefore, because the Class A limited partners have not received their total cumulative distributions, CAII, the Class B limited partner is not receiving distributions of cash from operations, and as a result of this subordination, the general partners anticipate that CAII will not receive any future distributions of cash from operations. As a result, the general partners anticipate that CAII will only recover approximately $3.6 million or 73% of its original $4.9 million Class B investment.

During 1997, the general partners made a curative allocation in accordance with the Partnership Agreement whereby the balance in the Class B limited partner's capital account was reallocated first to the general partners' capital account, to the extent of their respective deficit balances, and next to the Class A limited partners' capital accounts.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

             Index to Financial Statements and
               Financial Statement Schedule


                                                                           Page
          Financial Statements                                            Number
          --------------------                                            ------

             Independent Auditors' Report                                   11

             Balance Sheets as of December 31, 1997 and 1996                12

             Statements of Income for the years ended
               December 31, 1997, 1996 and 1995                             13

             Statements of Partners' Capital for the years
               ended December 31, 1997, 1996 and 1995                       14

             Statements of Cash Flows for the years
               ended December 31, 1997, 1996 and 1995                       15

             Notes to Financial Statements                                16-24


          Financial Statement Schedule
          ----------------------------

             Independent Auditors' Report                                   25

             Schedule II - Valuation and Qualifying Accounts                26

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
NORTHSTAR INCOME FUND-I, L.P.:

We have audited the accompanying balance sheets of Northstar Income Fund-I L.P. as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the Partnership is in the liquidation stage, whereby all assets are expected to be liquidated during 1998 and all cash distributed to the partners, after satisfaction of liabilities.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northstar Income Fund-I, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                    /s/KPMG Peat Marwick LLP
                                    ------------------------
                                    KPMG PEAT MARWICK LLP

Denver, Colorado
February 6, 1998

                          NORTHSTAR INCOME FUND-I, L.P.

                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                     ASSETS

                                                         1997           1996
                                                         ----           ----

Cash and cash equivalents                              $ 100,816    $ 2,456,349
Accounts receivable, net of allowance for doubtful
  accounts of $68,665 in 1997                            372,935        278,149
Equipment held for sale or re-lease                       25,000        324,180
Net investment in direct finance leases                    2,791        131,963
Leased equipment, net                                     50,000      1,054,064
                                                       ---------    -----------

  Total assets                                         $ 551,542    $ 4,244,705
                                                       =========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities             $ 350,882    $   672,315
  Payable to affiliates                                   63,653         22,881
  Rents received in advance                                6,598         18,188
  Distributions payable to partners                            -      1,317,168
                                                       ---------    -----------

  Total liabilities                                      421,133      2,030,552
                                                       ---------    -----------

Partners' Capital (Deficit):
  General partners                                             -       (578,739)
  Limited partners:
    Class A 300,000 units authorized;
      104,802 units issued and outstanding               130,409        790,910
         Class B                                               -      2,001,982
                                                       ---------    -----------

  Total partners' capital                                130,409      2,214,153
                                                       ---------    -----------

  Total liabilities and partners' capital              $ 551,542    $ 4,244,705
                                                       =========    ===========



                 See accompanying notes to financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                              STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996 and 1995

                                                1997         1996          1995
                                                ----         ----          ----
REVENUE:
  Operating lease rentals                 $   832,440   $ 1,577,529  $ 3,122,669
  Direct finance lease income                  35,322       132,292      133,727
  Equipment sales margin                      749,526       940,938      166,969
  Interest income                              55,346        83,396      131,832
  Other income                                      -        33,310      355,889
                                          -----------   -----------  -----------

      Total revenue                         1,672,634     2,767,465    3,911,086
                                          -----------   -----------  -----------

EXPENSES:
  Depreciation                                522,734     1,142,542    2,206,241
  Management fees paid to general
    partners                                   50,936        99,174      132,506
  Direct services from general partners       116,397        65,750       60,768
  General and administrative                  301,446       274,002      137,665
                                          -----------   -----------  -----------

      Total expenses                          991,513     1,581,468    2,537,180
                                          -----------   -----------  -----------

NET INCOME                                $   681,121   $ 1,185,997  $ 1,373,906
                                          ===========   ===========  ===========

NET INCOME ALLOCATED:
  To the general partners                 $    96,771   $   157,559  $   165,244
  To the Class A limited partners             544,384       958,099    1,125,998
  To the Class B limited partner               39,966        70,339       82,664
                                          -----------   -----------  -----------

                                          $   681,121   $ 1,185,997  $ 1,373,906
                                          ===========   ===========  ===========

Net income per weighted average
  Class A limited partner unit
  outstanding                             $      5.19   $      9.14  $     10.74
                                          ===========   ===========  ===========

Weighted average Class A limited
  partner units outstanding                   104,802       104,802      104,802
                                          ===========   ===========  ===========





                 See accompanying notes to financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 1997, 1996 and 1995



                                                                  Class A
                                                                  Limited         Class A           Class B
                                                General           Partner         Limited           Limited
                                                Partners           Units          Partners          Partner           Total
                                               ----------         -------       ------------     ------------      ------------

Partners' capital,
  January 1, 1995                              $ (578,739)        104,802       $  7,323,704     $  2,132,221      $  8,877,186

Net income                                        165,244               -          1,125,998           82,664         1,373,906
Distributions declared to partners               (165,244)              -         (4,504,050)         (51,966)       (4,721,260)
                                               ----------         -------       ------------     ------------      ------------

Partners' capital,
  December 31, 1995                              (578,739)        104,802          3,945,652        2,162,919         5,529,832

Net income                                        157,559               -            958,099           70,339         1,185,997
Distributions declared to partners               (157,559)              -         (4,112,841)        (231,276)       (4,501,676)
                                               ----------         -------       ------------     -----------       ------------

Partners' capital,
  December 31, 1996                              (578,739)        104,802            790,910        2,001,982         2,214,153

Adjustments                                       578,739               -          1,233,485       (1,812,224)               -
Net income                                         96,771               -            544,384           39,966           681,121
Distributions declared to partners                (96,771)              -         (2,438,370)        (229,724)       (2,764,865)
                                               ----------         -------       ------------     ------------      ------------

Partners' capital
  December 31, 1997                            $        -         104,802       $    130,409     $          -      $    130,409
                                               ==========         =======       ============     ============      ============












                 See accompanying notes to financial statements.

                          NORTHSTAR INCOME FUND-I, L.P.

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995



                                                                        1997              1996              1995
                                                                        ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   681,121       $ 1,185,997       $ 1,373,906
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                        522,734         1,142,542         2,206,241
    Cost of equipment sales                                             909,390         1,455,702           371,535
    Recovery of investment in direct finance leases                      83,482           528,643           657,974
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                       (177,977)           50,844            52,544
      Increase (decrease) in accounts payable and
        accrued liabilities                                            (321,433)          438,081           (78,849)
      Increase (decrease) in payable to affiliates                       40,772            12,411            (1,869)
      Decrease in rents received in advance                             (11,589)          (48,688)           (6,623)
                                                                    -----------       -----------       -----------
Net cash provided by operating activities                             1,726,500         4,765,532         4,574,859
                                                                    -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                          (4,082,033)       (4,038,488)       (5,768,700)
                                                                    -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,355,533)          727,044        (1,193,841)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        2,456,349         1,729,305         2,923,146
                                                                    -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $   100,816       $ 2,456,349       $ 1,729,305
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

                          NORTHSTAR INCOME FUND-I, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     Organization

       Northstar Income Fund-I, L.P. (the "Partnership"), was organized on August 26, 1988 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of owning and leasing equipment. During 1997, the Partnership liquidated substantially all of its assets and distributed the related proceeds to the partners in accordance with the Partnership Agreement. It is the intent of the general partners to liquidate the remaining assets and settle all liabilities during 1998. Any remaining cash will be distributed to the partners.

       The general partners of the Partnership are CAI Equipment Leasing I Corp. (the "CAI General Partner"), a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), and Northstar Equipment Leasing Income Inc. (the "Northstar General Partner"), an affiliate of Lehman Brothers Inc. (the "General Partners" or "general partners"). The General Partners manage the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties.

       Capital Associates International, Inc. ("CAII"), an affiliate of the CAI General Partner, is the Class B limited partner. The Class B limited partner contributed equipment totaling $4,899,866 (which represented 10% of the net offering proceeds generated from sales of Class A limited partner units).

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

     Partnership Cash Distributions and Allocations of Profit and Loss

       Cash Distributions
       ------------------

       During the Reinvestment Period, as defined in the Partnership Agreement, cash distributions were made as follows:

       The General Partners and the Class A limited partners receive 3.5% and 96.5%, respectively, of cash from operations until the Class A limited partners received annual, cumulative distributions equal to 14% of their contributed capital. Thereafter, the General Partners and the Class B limited partner received 3.5% and 96.5%, respectively, of cash from operations until the Class B limited partner received annual non-cumulative distributions equal to 11% of its contributed capital. The remaining cash from operations was reinvested or distributed to the partners as specified in the Partnership Agreement.

                          NORTHSTAR INCOME FUND-I, L.P.

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Partnership  Cash   Distributions  and  Allocations  of  Profit  and  Loss,
     continued

       Cash from equipment sales was distributed to the partners to the extent necessary to pay any taxes arising from such sales. The remaining amount was generally reinvested.

       After the reinvestment period, cash is to be distributed to the partners in accordance with the terms of the Partnership Agreement, generally, 3.5% to the General Partners with the remaining 96.5% allocated 90% to the Class A limited partners and 10% to the Class B limited partner.

       The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving cumulative distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 15%). Therefore, because the Class A limited partners have not received their total cumulative distributions, CAII, the Class B limited partner, is not receiving distributions of cash from operations, and as a result of this subordination, the general partners anticipate that CAII will not receive any future distributions of cash from operations.

       During 1997, the general partners made a curative allocation in accordance with the Partnership Agreement whereby the balance in the Class B limited partner's capital account was reallocated first to the general partners' capital account, to the extent of their respective deficit balances, and next to the Class A limited partners' capital accounts.


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

                          NORTHSTAR INCOME FUND-I, L.P.

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

       Federal Income Tax Basis Profits and Losses, continued
       -------------------------------------------

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


     Recently Issued Financial Accounting Standards

       During 1997, the Partnership adopted SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Partnership's financial position or results of operations.

     Long-lived Assets

       The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate.

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


     Net Investment in Direct Finance Leases ("DFLs")

       The cost of the equipment, including acquisition fees paid to the general partners, is recorded as net investment in DFLs on the accompanying balance sheet. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying income statements. Residual values were established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partners. In estimating such values, the general partners considered all relevant information regarding the equipment and the lessee.


     Equipment on Operating Leases ("OLs")

       The cost of equipment, including acquisition fees paid to the general partners, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values were established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated release proceeds), as determined by the general partners. In estimating such values, the general partners considered all relevant information and circumstances regarding the equipment and the lessee.

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

       Cash equivalents of $99,816 and $2,448,000 at December 31, 1997 and 1996, respectively, are comprised of investments in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.

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

2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases at December 31, 1997 and 1996 were:

                                                           1997          1996
                                                           ----          ----

     Minimum lease payments receivable                  $  20,590     $ 130,149
     Estimated unguaranteed residual value                      -        32,566
     Unearned lease income                                (17,799)      (30,752)
                                                        ---------     ---------
                                                        $   2,791     $ 131,963
                                                        =========     =========

     Minimum lease payments receivable at December 31, 1997 are due in installments as follows:

     Year Ending December 31,
     ------------------------

              1998                                                     $  8,520
              1999                                                        8,520
              2000                                                        3,550
                                                                       --------
              Total                                                    $ 20,590
                                                                       ========

3.   Equipment on Operating Leases
     -----------------------------

     The Partnership's investments in equipment on operating leases by major class as of December 31, 1997 and 1996 were:

                                                         1997           1996
                                                         ----           ----

     Transportation and industrial equipment          $ 429,278    $  3,549,277
     Other                                                    -         618,437
                                                      ---------    ------------
                                                        429,278       4,167,714
     Less:
       Accumulated depreciation                        (319,458)     (2,640,962)
       Allowance for losses                             (59,820)       (472,688)
                                                      ---------    ------------
                                                      $  50,000    $  1,054,064
                                                      =========    ============

                          NORTHSTAR INCOME FUND-I, L.P.

3.   Equipment on Operating Leases, continued
     -----------------------------

     Depreciation  expense for 1997, 1996 and 1995 was $522,734,  $1,142,542 and
     $2,206,241, respectively.

     There are no future minimum lease rentals receivable under noncancelable operating leases at December 31, 1997.

4.   Transactions With the General Partners and Affiliates
     -----------------------------------------------------

     Management Fees
     ---------------

     As permitted under terms of the Partnership Agreement, the general partners receive management fees equal to 2.675% of monthly gross rentals received by the Partnership (payable 2% to the CAI General Partner and 0.675% to the Northstar General Partner), payable monthly in arrears as compensation for services rendered in connection with the management of the Partnership's equipment. Management fees totaled $27,064, $78,685 and $107,761 in 1997, 1996 and 1995, respectively.

     Incentive Management Fee
     ------------------------

     The General Partners earn an incentive management fee equal to 5% of monthly gross rentals from re-leases received by the Partnership (payable 4% to the CAI General Partner and 1% to the Northstar General Partner), payable monthly in arrears as compensation for negotiating and consummating extensions, renewals and re-leases of equipment and monitoring the subsequent performance of lessees as permitted under the Partnership Agreement. Incentive management fees totaled $23,872, $20,489 and $24,745 in 1997, 1996 and 1995, respectively.


     Direct Services from General Partners
     -------------------------------------

     The General Partners and their affiliates provide accounting, investor relations, billing, collecting, asset management and other administrative services to the Partnership. The Partnership reimburses the General Partners for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $116,397, $65,750 and $60,768 in 1997, 1996 and 1995, respectively.


     Payables to Affiliates
     ----------------------

     Payables to affiliates consists primarily of management fees and direct services payable to the General Partners.

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

5.   Tax Information (Unaudited)
     ---------------------------

     The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31,:



                                                      1997             1996              1995
                                                      ----             ----              ----

     Net income per financial statements           $   681,121      $ 1,185,995      $ 1,373,906
     Differences due to:
       Direct finance leases                            83,483          481,984          960,182
       Depreciation                                    200,377          115,760          334,595
       Loss on sale of equipment                       549,962           (3,579)        (200,851)
       Other                                          (293,514)         (26,679)          91,387
                                                   -----------      -----------      -----------
     Partnership income for federal
       income tax purposes                         $ 1,221,429     $ 1,753,481      $ 2,559,219
                                                   ===========      ===========      ===========



     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the years ended December 31,:


                                                        1997              1996             1995
                                                        ----              ----             ----

     Partners' capital per financial statements   $     130,409     $   2,214,153    $   5,529,832
     Differences due to:
       Commissions and offering costs                 6,792,543         6,792,543        6,792,543
       Direct finance leases                          8,456,022         8,372,539        7,890,555
       Depreciation                                 (10,414,415)      (10,614,792)     (10,730,552)
       Provision for losses                           3,263,929         3,652,511        3,652,511
       Reduction for excess of fair value over
         basis on contributed property                 (617,411)         (617,411)        (617,411)
       Loss on sale of equipment                       (438,837)         (988,799)        (985,220)
       Other                                            139,034            43,965           70,644
                                                  -------------     -------------    -------------
     Partners' capital for federal income
       tax purposes                               $   7,311,274     $   8,854,709    $  11,602,902
                                                  =============     =============    =============


                          NORTHSTAR INCOME FUND-I, L.P.

6.   Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. The carrying amounts at December 31, 1997 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
NORTHSTAR INCOME FUND-I, L.P.:

Under date of February 6, 1998, we reported on the balance sheets of Northstar Income Fund-I, L.P. as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the Partnership's annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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


                                     /s/KPMG Peat Marwick LLP
                                     ------------------------
                                     KPMG PEAT MARWICK LLP

Denver, Colorado
February 6, 1998

                          NORTHSTAR INCOME FUND-I, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1997, 1996 and 1995




COLUMN A                         COLUMN B                  COLUMN C                 COLUMN D              COLUMN E
--------                         --------               --------------              --------              --------
                                                           Additions
                                Balance at               (deductions)                                      Balance
                                 beginning                charged to                                       at end
Classification                  of period               other accounts             Deductions             of period
--------------                  ---------               --------------             ----------             ---------
                                                             (1)                      (2)

       1997
---------------------
Allowance for losses:
  Accounts receivable            $       -                 $   68,665               $       -             $  68,665
  Equipment on leases              472,688                   (328,762)                (84,106)               59,820
                                 ---------                 ----------               ---------             ---------
                                 $ 472,688                 $  260,097               $ (84,106)            $ 128,485
                                 =========                 ==========               =========             =========

       1996
---------------------

Allowance for losses:
  Equipment on leases            $ 449,963                 $   41,725               $ (19,000)            $ 472,688
                                 =========                 ==========               =========             =========


      1995
---------------------

Allowance for losses:
  Equipment on leases            $ 494,215                 $  (42,821)              $  (1,431)            $ 449,963
                                 =========                 ==========               =========             =========






(1) Represents reclassifications to and from other reserve accounts and asset and liability accounts.

(2)  Represents allowance charge-offs and write-downs for equipment impairment.



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

The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners is as follows:

                          CAI Equipment Leasing I Corp.

            Name                          Positions Held
            ----                          --------------

    John F. Olmstead        President and Director

    Dennis J. Lacey         Senior Vice President and Director

    Anthony M. DiPaolo      Senior Vice President, Principle Financial and Chief
                            Administrative Officer and Director

    Richard H. Abernethy    Vice President and Director

    John A. Reed            Vice President, Assistant Secretary and Director

    Joseph F. Bukofski      Vice President, Assistant Secretary and Director

    Robert A. Golden        Director

    Mick Myers              Director

    Ann Danielson           Assistant Vice President

    David J. Anderson       Chief Accounting Officer and Secretary

JOHN F. OLMSTEAD, age 53 joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

DENNIS J. LACEY, age 44, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Equipment Leasing V Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of CAI.

          ---------------------------------------------------

ANTHONY M. DIPAOLO, age 39, joined CAII in July 1990 as Assistant Treasurer and is currently Senior Vice President-Chief Financial Officer. He also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held similar senior financial management positions with two public companies between 1986 and June 1990, and prior to then was an audit manager for the public accounting firm of Coopers & Lybrand. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

RICHARD H. ABERNETHY, age 43, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

JOHN A. REED, age 42, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President-Manager, Capital Markets Group and is responsible for obtaining off balance sheet financing, syndications and private programs. Prior to joining the Capital Markets Group, Mr. Reed was Vice President of both Marketing Administration and Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

JOSEPH F. BUKOFSKI, age 43, joined CAII in June 1990 as a Financial Analyst. Mr. Bukofski is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

ROBERT A. GOLDEN, age 52, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

MICK MYERS, age 40, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

          ---------------------------------------------------

ANN DANIELSON, age 34, joined CAII in February 1990 and is currently Assistant Vice President, Assistant Treasurer and is responsible for the Company's cash management and collections functions. Prior to joining the Company, she was with U.S. West financial Services and Coopers & Lybrand. Ms. Danielson holds a Bachelor of Arts Degree from the University of Northern Iowa.

DAVID J. ANDERSON, age 45, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that worked in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.

                     Northstar Equipment Leasing Income Inc.
                     ---------------------------------------

           Name                                 Positions Held
           ----                                 --------------

      Rocco F. Andriola                   Director

      Jeffrey C. Carter                   Director, President and CFO

      Robert Sternlieb                    Vice President

ROCCO F. ANDRIOLA, 39, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LLM in Corporate law from New York University's Graduate School of Law.

JEFFREY C. CARTER, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

          ---------------------------------------------------

ROBERT STERNLIEB, 33, is an Assistant Vice President of Lehman Brothers and is responsible for asset management within the Diversified Asset Group. Mr. Sternlieb joined Lehman Brothers in April 1989 as an asset manager. From May 1986 to April 1989, he was a systems analyst at Drexel Burnham Lambert. Mr. Sternlieb received a B.S. degree in Finance from Lehigh University in 1986.


Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1997.


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

          CAI Equipment Leasing I Corp. and Northstar Equipment Leasing Income Inc. own 100% of the Partnership's general partner interest.

          The names and addresses of the General Partners and the Class B limited partner are as follows:

          CAI General Partner
          -------------------

          CAI Equipment Leasing I Corp.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

          Northstar General Partner
          -------------------------

          Northstar Equipment Leasing Income Inc.
          c/o Lehman Brothers
          3 World Financial Center - 29th Floor
          New York, New York 10285

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management,
          ----------------------------------------------------------------------
          continued

          Class B Limited Partner
          -----------------------

          Capital Associates International, Inc.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

(b) No directors or officers of the CAI General Partner, the Northstar General Partner or the Class B limited partner owned any Class A limited partner units as of February 1, 1998.

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The General Partners and their affiliates receive certain types of compensation, fees or other distributions in connection with the operations of the Partnership as discussed below:

Management Fee
--------------

The General Partners earn a monthly fee in an amount equal to 2.675% of gross rentals received by the Partnership (payable 2.0% to the CAI General Partner and
 .675% to the Northstar General Partner) as compensation for services rendered in connection with the management of the Partnership's equipment. Management fees earned by the General Partners totaled $27,064 during 1997.

Incentive Management Fee
------------------------

The General Partners earn a monthly fee equal to 5% of monthly gross rentals from re-leases received by the Partnership (payable 4% to the CAI General Partner and 1% to the Northstar General Partner) as compensation for negotiating and consummating extensions, renewals and re-leases of equipment and monitoring the subsequent performance of lessees. Incentive management fees totaled $23,872 during 1997.

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

          ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $116,397 during 1997.

Additionally,   the  General   Partners   receive  3.5%  of   Partnership   cash
distributions and are allocated certain Partnership net income and gross revenues (shared 2% to the CAI General Partner and 1.5% to the Northstar General Partner) relating to their general partner interests in the Partnership. Distributions paid and net income allocated to the General Partners totaled
$96,771 and $96,771 respectively, for 1997. Distributions paid and net income allocated to the Class B limited partner were $229,724 and $56,788, respectively, for 1997.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

   (a)
   and
   (d)    The following documents are filed as part of this Report:

          1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

          2. Financial Statement Schedule: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

   (b) The Partnership did notfile any reports on Form 8-K during the quarter ended December 31, 1997.

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

Dated:  March 31, 1998                Northstar Income Fund-I, L.P.

                                      By:  CAI Equipment Leasing I Corp.

                                      By:  /s/John F. Olmstead
                                           -----------------------------
                                           John F. Olmstead
                                           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 31, 1998.

Signature                                      Title
---------                                      -----

/s/John F. Olmstead
-----------------------
John F. Olmstead            President and Director

/s/Dennis J. Lacey
-----------------------
Dennis J. Lacey             Senior Vice President and Director

/s/Anthony M. DiPaolo
-----------------------     Senior Vice President, Principle Financial and Chief
Anthony M. DiPaolo          Administrative Officer and Director

/s/Richard H. Abernethy
-----------------------
Richard H. Abernethy        Vice President and Director

/s/John A. Reed
-----------------------
John A. Reed                Vice President, Assistant Secretary and Director

/s/Joseph F. Bukofski
-----------------------
Joseph F. Bukofski          Vice President, Assistant Secretary and Director

/s/Robert A. Golden
-----------------------
Robert A. Golden            Director

/s/Mick Myers
-----------------------
Mick Myers                  Director

/s/Ann Danielson
-----------------------
Ann Danielson               Assistant Vice President

/s/David J. Anderson
-----------------------
David J. Anderson           Chief Accounting Officer and Secretary